Form 10QSB
period 1996-09-30
PETROMINERALS CORP
filed 1996-11-14
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
              ____________________________

                      FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934
         For the transition period from                to            .

               Commission File No. 1-6336

                        Petrominerals Corporation
     (Exact name of registrant as specified in its charter)

         Delaware                           No. 95-2573652
     (State or other jurisdiction of   (I.R.S. Employer Identification
     incorporation or organization)    No.)

       915 South Westminster Avenue, Alhambra, California  91803
            (Address of principal executive offices)

                                  (818) 284-8842
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [  ]          [X]
                    No          Yes

     The number of shares of Registrant's common stock outstanding at November 8, 1996 was 8,475,336.

               PETROMINERALS CORPORATION

                         INDEX


                                                               Page

     PART I - FINANCIAL INFORMATION

     Item 1  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets September 30, 1996
         and December 31, 1995 . . . . . . . . . . .             3

         Consolidated Statements of Operations
         for the three and nine months ended
         September 30, 1996 and 1995 . . . . . . . .             5

         Consolidated Statements of Cash Flows
         for the nine months ended September 30,
         1996 and 1995 . . . . . . . . . . . . . . .             6

         Notes to Consolidated Financial Statements .            7


     Item 2.  Management's Discussion and Analysis of Financial

       Condition and Results of Operations . . . . .             8


     PART II - OTHER INFORMATION . . . . . . . . . .            10

     SIGNATURES. . . . . . . . . . . . . . . . . . .            11

             PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements


                    PETROMINERALS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except par value and share data)


                              ASSETS


                                           September 30,  December 31,
                                               1996           1995
                                            (Unaudited)     (Audited)

Current Assets
  Cash and cash equivalents                $         240  $         325
  Accounts receivable, net                           130             83
  Inventories                                         40            171
  Prepaid expense                                     34             11

    Total Current Assets                             444            590

Restricted Cash                                       84             84

Property and Equipment, net (including
  oil and gas properties accounted for
  on the successful efforts method)                2,082          2,159

Notes Receivable and Other Assets                    491            510

    Total Assets                           $       3,101  $       3,343
































   See accompanying notes to consolidated financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30,  December 31,
                                               1996           1995
                                            (Unaudited)     (Audited)

Current Liabilities
  Accounts payable                         $         137  $        218
  Current portion of long-term debt                  155           170
  Accrued liabilities                                 21            86
  Royalties payable                                   37            24

    Total Current Liabilities                        350           498

Long-Term Debt, net of current portion               333           343
Liabilities Subject to Compromise                     -            555

    Total Liabilities                                683         1,396

Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares
      authorized; no shares issued
      and outstanding                                 -             -
  Common stock:
    $.10 par value, 20,000,000 shares
      authorized; 8,475,336 and 8,460,336
      shares issued and outstanding at
      September 30, 1996 and December 31,
      1995, respectively                             847           847

Capital in Excess of Par Value                       558           558
Retained Earnings                                  1,013           542

    Total Stockholders' Equity                     2,418         1,947

    Total Liabilities and
      Stockholders' Equity                 $       3,101  $      3,343























   See accompanying notes to consolidated financial statements.

                    PETROMINERALS CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (Unaudited)


                                    For the three months
                                     ended September 30,
                                          1996         1995
                                                 (Restated)

REVENUES
  Oilfield services               $         6  $        23
  Oil and gas                             288          295
  Gain on sale of assets                   18          115
  Other income                              4            3

   Total Revenues                         316          436

COSTS AND EXPENSES
  Oilfield services                        37          283
  Oil and gas                             127          183
  Depreciation, depletion and
    amortization                           32           32
  General and administrative              102          132
  Interest                                  1            1
  Other                                    12            9

    Total Costs and Expenses              311          640

Net Income (Loss) Before
  Reorganization Items                      5         (204)

Reorganization Items:
  Gain (loss) on debt forgiven             -            -
  Loss on asset sales                      -        (1,192)

Net Gain (Loss) on Reorganization
  Items                                    -        (1,192)

Net Income (Loss)                  $        5  $    (1,396)


Net Income  (Loss) Per Share              .00         (.17)

Weighted Average Common Shares
  Outstanding                           8,475        8,415























   See accompanying notes to consolidated financial statements.

                    PETROMINERALS CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                           (Unaudited)


                                    For the three months
                                     ended September 30,
                                          1996         1995
                                                 (Restated)

REVENUES
  Oilfield services               $        14  $       762
  Oil and gas                             839        1,022
  Gain on sale of assets                   50          313
  Other income                              7            9

   Total Revenues                         910        2,106

COSTS AND EXPENSES
  Oilfield services                       164        1,479
  Oil and gas                             467          571
  Depreciation, depletion and
    amortization                           91          106
  General and administrative              286          422
  Interest                                  3           -
  Other                                    27           96

    Total Costs and Expenses            1,038        2,674

Net Income (Loss) Before
  Reorganization Items                   (128)        (568)

Reorganization Items:
  Gain (loss) on debt forgiven            599           -
  Loss on asset sales                      -        (1,192)

Net Gain (Loss) on Reorganization
  Items                                   599       (1,192)

Net Income (Loss)                 $       471  $    (1,760)


Net Income (Loss) Per Share               .00         (.17)

Weighted Average Common Shares
  Outstanding                           8,475        8,415























   See accompanying notes to consolidated financial statements.

                    PETROMINERALS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                           (Unaudited)


                                                    For the three months
                                                      ended September 30,
                                                          1996         1995


Cash Flows from Operating Activities
  Net income (loss)                                $       471  $    (1,760)
  Adjustments to reconcile net income (loss) to
   net cash provided from operating activities:
    Depreciation, depletion and amortization                91          106
    (Gain) loss on sale of assets                          (50)          -
    Loss from restructuring                                 -         1,909
  Changes in operating working capital:
    Accounts receivable                                    (47)         446
    Inventory                                              131          200
    Other current assets                                    -           (68)
    Prepaid
    Liabilities subject to compromise                      (23)          -
    Accounts payable                                      (555)          -
    Royalties payable                                      (81)      (1,106)
    Accrued liabilities                                     13           (1)
    Deferred income taxes                                  (65)        (161)
                                                            -            -
      Net Cash Used by Operating Activities
                                                          (115)        (435)
Cash Flows from Investing Activities
  Capital expenditures                                      -            (9)
  Proceeds from sale of assets                              36          330
  Collection of note receivable                             19           -

      Net Cash Provided by Investing                        55          321
        Activities

Cash Flows from Financing Activities
  Principal payment of debt                                (25)        (158)
  Long-term debt borrowed                                   -           138
  Restructuring of debt due
    to Chapter 11                                           -           609
  Repayment of credit line                                  -          (285)

      Net Cash Provided (Used) by                          (25)         304
       Financing Activities

Net Increase (Decrease) in Cash
  and Cash Equivalents                                     (85)         190

Cash and Cash Equivalents at
  beginning of period                                      409          236

Cash and Cash Equivalents at
  end of period                                    $       324  $       426




   See accompanying notes to consolidated financial statements.

               PETROMINERALS CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 1996 AND 1995
                      (Unaudited)



     NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting primarily of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.


     NOTE 2 - PER SHARE COMPUTATIONS

     Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

Item 2.  Management Discussion and Analysis of Financial Condition
              and Results of Operations

     Business Review

     Oil and Gas Segment

     With the recent increases in the price of oil, the Company has found it feasible to perform deferred remedial work on several of the wells in their remaining field located near Santa Clarita, in Los Angeles County, California. This remedial work is expected to have a significant positive impact on future production; however, the increased costs have negatively impacted the year to date operating results. The remedial work consisted primarily of well pulling, a stimulation project, and the addition of natural gas powered pumping units. The Company's management feels that the price of oil will remain at near-current levels during the remainder of 1996, which should lead to increased profits in future periods. Profits in the Oil and Gas segment are currently offset by losses in the Oilfield Services segment.


     Oilfield Services Segment

     On May 16, 1996, the Company's wholly owned subsidiary, Hydro-Test International, Inc.'s (HTI) Chapter 11 plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Court for the Southern District of Texas, Houston Division. As such, HTI is no longer in bankruptcy and will satisfy their remaining pre-petition liabilities with future revenues. Additionally, the intercompany debt will be converted to equity at the rate of approximately $100,000 per year. Management has estimated that approximately $600,000 in total liabilities will be forgiven, based on elections made by the creditors. This estimate has been reflected as a reorganization item in the second quarter of the current year Statement of Operations. HTI will continue to operate its remaining facility near Waller, Texas, with the existing equipment. The Company does not currently have any plans to expand these operations and continues to sell off assets.

     Financial Condition

     The Company had a negative cash flow of approximately $8,000 during the three months ended September 30, 1996, which was primarily a result of the continued losses from HTI. The remedial work performed on the oil wells was expensed as incurred in the first two quarters of this year. This work is substantially complete and should not negatively impact future cash flows.

     The Company has entered into negotiations with a developer to build a golf course on the Company's 140 acres of land adjacent to their oilfields. The planned agreement is a lease which will begin on June 15, 1997, with an option to purchase the property for approximately $2,700,000. This agreement, if finalized, will provide the Company with additional cash flow and ensure a compatible neighbor in the future. The developer has placed $100,000 in an escrow account as a good faith deposit.

Results of Operations

     Nine Months Ended September 30, 1996, as Compared with Nine Months
       Ended September 30, 1995

     The Company had losses from continuing operations of approximately $128,000 at September 30, 1996, compared to approximately $568,000 at September 30, 1995, however, net income was approximately $471,000 at September 30, 1996, due to a one time gain on debt forgiven. The large operating losses in 1995 were primarily due to the Company's wholly owned subsidiary HTI. The Company has since significantly downsized HTI's operations and sold off most of its assets as part of a restructuring plan that included Chapter 11 reorganization. As part of this restructuring, approximately $600,000 in debt was forgiven by the creditors. This has been recorded as a reorganization item in the statement of operations at September 30, 1996, based on an estimate made by management. This estimate will be adjusted to actual at year end, based on the results of elections made by the creditors to receive either 25% of their original claim within 90 days or 50% over a 60 month period. The results of these elections are currently being calculated, however, management does not anticipate any material adjustments to the current estimate.

     HTI was recorded as a discontinued operation in 1995, because it was management's intention to liquidate this segment. The Company reversed this decision in September 1995, when management sought protection under Chapter 11 of the United States Bankruptcy Code, which requires the entity seeking protection to continue operating. HTI's results are included in continuing operations for both the period ended September 30, 1996, and the period ended September 30, 1995, as restated.

              PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995; however, an attempt was made by one of the HTI creditors to seek damages from Petrominerals for debt that was forgiven in Chapter 11 reorganization. This case was dismissed on October 4, 1996, and management feels that other similar actions will end with the same result.


     ITEM 2. CHANGES IN SECURITIES

       None.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


     ITEM 5.  OTHER INFORMATION

       None.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits - None.

       (b) Reports on Form 8-K - None.

                       SIGNATURES




       Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PETROMINERALS CORPORATION
                                                 (Registrant)



                               Paul L. Howard
                               President, CEO & Chief Financial Officer