Form 10KSB
period 1996-12-31
PETROMINERALS CORP
filed 1997-03-26
CIK 77952

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ________ to ________ .

                         Commission File Number 1-6336
                           PETROMINERALS CORPORATION
                    (Name of small business issuer in its charter)
                     Delaware                          95-2573652
-----------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or arganization

                915 WESTMINSTER AVENUE, ALHAMBRA, CALIFORNIA 91803
------------------------------------------------------------------------------
                     (Address of principal executive offices)
                    Issuer's telephone number: (818) 284-8842

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(G) of the Act:

                          COMMON STOCK, PAR VALUE $.10
-----------------------------------------------------------------------------
                              (Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  yes          [ ]   no

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form and no disclosure be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  its  most  recent  fiscal  year were $1,269,000.
                                                                   ----------

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ]  yes          [ ]    no

Transitional  small  business  disclosure  format.        [ ] yes      [X] no
The number of shares of Registrant's common stock outstanding was 8,475,336 as of February 21, 1997.
The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,128,834 as of February 21, 1997.

The  total  number  of  pages  in  this  Form  10-KSB  are  63.
The  Index  of  Exhibits  included  in this Form 10-KSB is located at page 60.

                           PETROMINERALS CORPORATION
                                    PART I

                               ITEM 1 - BUSINESS
                                        --------

A.    GENERAL  DESCRIPTION  OF  BUSINESS
      ----------------------------------

INTRODUCTION

Petrominerals Corporation (Petrominerals or the Company) which was incorporated under the laws of the State of Delaware in 1966, is engaged in the production of on-shore domestic crude oil and natural gas in Los Angeles County, California, and oilfield services through its well servicing division, Hydro-Test International, Inc. (Hydro-Test), which is currently doing business as Texas Tubing Testers. The Company's wholly owned subsidiary, Hydro-Test, a New Mexico corporation acquired in 1993, provides tubular testing services including hydro-static testing of tubing, pipelines and valve assemblies in the oil and gas industry, both on-shore and offshore. The Company sells the oil it produces at the well site and does not refine any of its production or market any other petroleum products.

BUSINESS  STRATEGY

The Company plans to continue operating its existing oil and gas wells in the Santa Clarita Valley and maximizing cash flows from this operation. A well stimulation program that began in 1995 will continue to show its benefit in the current year, as management continues efforts to maximize efficiency. Additionally, a new well was drilled by Petrominerals 96-1, which is a related party limited partnership. This new well was completed on December 20, 1996, and began production on January 20, 1997. The Company also continues to evaluate purchase or merger offers.

DISPOSITION  AND  BANKRUPTCY  OF  HYDRO-TEST  INTERNATIONAL,  INC.

In March 1995, the Company adopted a formal plan to liquidate and dispose of the assets of Hydro-Test, due to a downturn in the oilfield service industry in the first quarter of 1995. Through August 1995, the Company proceeded with this liquidation plan by selling the equipment and inventory of several locations operated by Hydro-Test. On September 1, 1995, management abandoned the liquidation plan and commenced its voluntary reorganization case with the filing of a petition under Chapter 11 of the United States Bankruptcy Code. This case was filed as a Chapter 11 case to protect the Hydro-Test assets from seizure and to pay creditor claims in a greater amount than could be obtained in an immediate Chapter 7 liquidation case.

            --------

A.    GENERAL  DESCRIPTION  OF  BUSINESS  (Continued)
      ----------------------------------

DISPOSITION  AND  BANKRUPTCY  OF  HYDRO-TEST  INTERNATIONAL,  INC. (Continued)

On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. As such, Hydro-Test is no longer in bankruptcy.

All of the creditors that had the option, elected to receive 50% of their claim over 60 months rather than 25% over 90 days. Hydro-Test has not yet paid any of these claims. Management will review the financial condition of Hydro-Test on the first anniversary of the plan and determine when payments to creditors will be made.

REAL  PROPERTY  HOLDINGS

The Company owns 140 acres of unimproved land in the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California, which is the Company's primary location of oil production. Six of the Company's wells and a tank battery are located on land owned by the Company, and the remaining wells are located on leased property.

The Company entered into a lease and option to purchase agreement with an unrelated entity effective December 30, 1996, in an effort to raise additional capital by selling most of the 140 acres mentioned above. Under the terms of the agreement, the lessee has an option to purchase the property at any time during a ten year period. The lessee is required to make various monthly lease payments and can withdraw from the lease at any time.

In January 1995, the Company sold 29 acres of real property located in Bakersfield, Kern County, California, for total consideration of $850,000. The purchaser paid $350,000 in cash and the balance of $500,000 is secured by a Promissory Note and First Deed of Trust payable monthly for a term of fifteen years, with a balloon payment due in eight years. The Note bears interest at the rate of 8.5 percent per annum.

In May 1995, the Company sold its interest in the Pointe Coupee Parish, Louisiana, oilfields for $155,000 in cash. In August 1995, the Company sold its oil and gas interests in the Santa Barbara County, California, oilfields for $150,000 in cash. Both properties were sold to separate unrelated parties.

            --------

B.    FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
      ------------------------------------------------------

Petrominerals principally operates in two industry segments: (1) providing tubular testing and complimentary services through its oilfield services subsidiary, Hydro-Test; and (2) the production and sale of crude oil. During the past three years, revenues were derived from the oilfield services operations and the production and sale of produced crude oil and natural gas. The following table shows the Industry Segment Percentage Revenues derived by Petrominerals for the past three years:

Industry  Segment  Percentage  Revenues:

                              Years  Ended  December  31,
                              ---------------------------

                          1996         1995         1994
                          ----         ----         ----

Oilfield services         1.0%        36.3%        76.3%
Oil and gas sales        94.0%        57.6%        22.9%
Other                     5.0%         6.1%          .8%


See Note 10 to the Consolidated Financial Statements in Item 7 hereof for information regarding amount of revenue, operating profit, and identifiable assets attributable to Petrominerals' industry segments for the fiscal years indicated above.


C.    DESCRIPTION  OF  BUSINESS
      -------------------------

OILFIELD  SERVICES

Hydro-Test operates one remaining facility near Houston, Texas. Hydro-Test previously operated two offices in California, three offices in Texas, one office in New Mexico, and through its franchisees, licensed an additional four offices in the United States and other countries. All operations were consolidated into the remaining Texas operation during 1995 in anticipation of reorganization. Hydro-Test is engaged in the hydro-static testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry, both on-shore and offshore. Hydro-Test has been in the tubular testing business since 1945.

The Company closed its well servicing division, Lunn Production Service, due to the loss of the contract with Chevron, U.S.A., Inc. On July 6, 1994, the Company auctioned Lunn's equipment and operating assets. The Company then sold the remaining property, 29 acres of real property in Bakersfield, California, in January 1995.

            --------

C.    DESCRIPTION  OF  BUSINESS  (Continued)
      -------------------------

Major  Customers.  The loss of several customers in 1995 significantly reduced
----------------
Hydro-Test's revenues. Under current operating conditions, the loss of any one customer would not have a material adverse effect upon Hydro-Test's revenues.

OIL  AND  GAS  SALES

The Company currently owns and operates oil wells in Los Angeles County, California. Specifically, the Hasley Canyon and Castaic Hills fields are located in the Santa Clarita Valley, Los Angeles County. The Company's Gato Ridge and Hancock fields, located in the Santa Maria Valley, Santa Barbara County, California, were sold in August 1995. The Company's oil and gas interests in Pointe Coupee Parish, Louisiana, were also sold in May 1995.

Development  of    Properties
-----------------------------

The Company entered into a joint venture agreement with Petrominerals 96-1, a limited partnership formed on December 3, 1996, to drill a well on a designated site. The Company has a 1% interest as general partner in the partnership, and the limited partners consist of three directors and two unrelated parties. The Company contributed the drill site in exchange for their interest in the partnership and serves as the well's operator.

Petrominerals contracts to sell the oil it produces to customers who either refine the oil or resell it to refiners. The Company does not refine any of its oil production and uses all of the gas produced to either generate electricity for pumping units or to operate gas powered pumping units. Sales of produced oil are generally made pursuant to contracts of 30 or 90 days duration and fluctuate with differences in posted field prices based on the quality of the oil produced. The price obtained for oil depends upon numerous factors, including the extent of domestic production and foreign imports, world events, market demand, hostilities in oil producing countries, and the effect of governmental regulations. As a result of a combination of these factors, oil prices are constantly fluctuating. Prices for California oil are significantly lower than reported benchmark prices for similar oil in the United States, due to the influx of Alaskan North Slope (ANS) crude into West Coast markets, which is directly in competition with California's production. Congress recently lifted the ban on the export of ANS crude which, combined with other factors, has led to an improvement in prices.

            --------

C.    DESCRIPTION  OF  BUSINESS  (Continued)
      -------------------------

OIL  AND  GAS  SALES  (Continued)

Development  of    Properties  (Continued)
-----------------------------

The average price the Company received for its crude oil during 1996 was approximately $15.13 per barrel, which is approximately $3.00 per barrel higher than the average price which the Company received for its crude in 1995. The Company incurred average production costs of $9.04 per barrel, and produced 106,456 barrels of crude. Revenues decreased as a result of decreased production, following the sale of the two properties noted above. The price paid per barrel of oil produced in the remaining fields increased, although there is no assurance that the Company will be able to continue to sell its oil production at favorable prices.

Operating Hazards and Uninsured Risks. The Company's operations are subject to
-------------------------------------
all of the operating hazards and risks associated with producing oil, such as environmental pollution and personal injury. The Company carries general liability insurance, however, it has not obtained insurance against environmental pollution over and above the minimum amounts required by the State of California.

Government  Regulations.  Federal, state and local governments impose numerous
-----------------------
laws and regulations on the production and sale of oil and gas. In addition, state and Federal regulations have been adopted which pertain to the spacing of wells, prevention of waste of oil and gas, limiting rates of production, proration of productions, handling of waste water and similar matters. All such laws and regulations are subject to change at any time, and there is no way to ascertain either the likelihood or potential effect of such future changes.

Major  Customers.  The Company sold approximately 98% of its oil production to
----------------
Texaco Trading and Transportation, Inc. (Texaco) during 1996. The contract with Texaco is for the period September 1, 1995 through March 1, 1996, and continues month to month thereafter until the first month following either party's sixty day advance written notice of termination.

Management believes that the loss of its contract with Texaco could have a material adverse effect on Petrominerals, in the unlikely event that the Company were unable to obtain new customers which were sufficient replacements. See Note 10 to the Financial Statements included in Item 7 hereof which contains information regarding sales to major customers.

            --------

C.    DESCRIPTION  OF  BUSINESS  (Continued)
      -------------------------

OIL  AND  GAS  SALES  (Continued)

Development  of    Properties  (Continued)
-----------------------------

Petrominerals' oil and gas segment faces competition from a large number of companies and individuals both foreign and domestic, who are engaged in the production of oil and gas. Most of the Company's competitors have substantially more technical and financial resources available to them. The Company competes on price only, and its ability to market its oil production is directly affected by factors that are beyond the Company's control. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the availability of equipment and personnel, marketing of competitive fuels, the effect of governmental regulations, and the fluctuation of supply and demand with respect to oil and gas.

Environmental Matters. The Company has established procedures for the on-going
---------------------
evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. Additionally, the Company has been identified as a potentially responsible party (PRP) by the Environmental Protection Agency (see Item 3). Management is unable to determine what effect, if any, this will have on the Company.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company. Environmental clean-up costs are incurred by the Company in the ordinary course of business. In 1996 and 1995, the Company incurred approximately $973 and $0, respectively, in environmental investigation, compliance and remediation costs.

Employees.    As  of  March  26,  1996,  the  Company  employed  a total of 12
---------
individuals,  of  which  5  were  employed  by  Hydro-Test International, Inc.

ITEM  2  -  PROPERTIES
            ----------

GENERAL

The principal properties of the oil and gas segment consist of proved developed oil and gas properties; equipment and wells related to proved properties; proved undeveloped oil and gas properties; maps, geologic and geophysical records related thereto; and real estate. The Company's interest in oil and gas properties are principally in the form of direct and indirect working interests in leases. The Company currently holds oil and gas properties located in Los Angeles County, California. The Company previously held an interest in properties located in Santa Barbara County, California, and Pointe Coupee Parish, Louisiana, however, these were sold in 1995. The Company does not sell the natural gas produced in their remaining fields, but instead uses the gas to produce electricity for electric pumping units or uses the gas to operate gas powered pumping units.

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION

The tables located in Note 13 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. The reserves are shown in barrels (Bbl) of oil and thousands of cubic feet (Mcf) of gas. All of the proved reserves currently being produced and operated by the Company are located in Los Angeles County, California. Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the years ended December 31, 1996 and 1995 have been prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California.

Reserve estimates are based upon detailed engineering and geological studies. Where an adequate production trend has been established, extrapolation of production performance is used. If insufficient well data is available for performance calculations, the initial gas or oil in place volumes are estimated from geological interpretation of reservoirs, analysis of production from wells in similar surrounding areas, or other techniques. Petroleum engineering is not an exact science, and it involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Such factors include the price of oil and gas and estimates of oil and gas production and costs. Estimates of reserves and future net revenue costs involve projecting future results by estimating future events. Therefore, there are no assurances that actual productions, revenues, taxes, development expenditures and operating expenses will occur as estimated.

            ----------

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION  (Continued)

Oil  and  Gas  Reserves  Information
------------------------------------

Information regarding the Company's estimated net oil and gas reserves, additions and revisions to estimated net reserves, estimated future cash inflows and related costs and discounted future net cash flows for the years ended December 31, 1996 and 1995, are contained in Note 13 to the Company's consolidated financial statements in Item 7 hereof. The Company's reserve report, from which the foregoing estimates were derived, is based upon prices in effect at December 31, 1996.

The Company periodically evaluates its oil and gas properties for impairment by determining if the carrying value of the properties exceeds the present value of their estimated future net revenues, calculated at current prices (i.e., the ceiling). Since March 1986, the Company has established impairment reserves of $10,963,000 against its oil and gas properties, of which $1,390,000 was recorded in 1993, due to the year-end average posting prices of $7.05 per barrel. Current accounting standards do not allow the Company to reinstate value for subsequent increases in the ceiling.

PRODUCTION

Net  Annual  Production
-----------------------

The following table sets forth the Company's net production of oil and gas interests for the periods indicated. Net production represents production owned by Petrominerals and produced to its interest, less royalty and other similar interests.


                               Years Ended
                               December 31,
                               ------------
                        1996                      1995
                        ----                      ----
                               (in thousands)
Net annual production
  Oil (Bbl)              106                       126
  Gas (Mcf)                -                        56

            ----------

PRODUCTION  (Continued)

Sales  Prices  and  Production  Costs
-------------------------------------

The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by the Company for the periods indicated:

                                         Years  Ended
                                         December  31,
                                          -----------

                                         1996     1995
                                       -------   ------

Average sales price
  Oil (per Bbl)                        $  15.13  $12.13
  Gas (per Mcf)                               -    1.14
Average production cost per barrel(1)   (2)9.04    7.61

(1) Natural gas production is converted into its oil barrel equivalent based on the relative energy content of each. Petrominerals sells the oil it produces at the well site and does not refine any of its production.

(2) Petrominerals expensed the cost of deferred remedial work as incurred during 1996, which increased production costs above historical levels. During the three month period ended January 31, 1997, production costs averaged $6.65 per barrel.


PRODUCTIVE  WELLS  AND  DEVELOPED  ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. The Company's proved acreage and the number of productive wells as of December 31, 1996, are set forth in the tables below:

Productive  Wells
-----------------

The productive wells in which the Company owned interests consisted of the following:

                        Productive  Wells(1)(2)(3)
                        --------------------------
                                   Oil
                                   ---

                          Gross Wells  Net Wells
                          -----------  ---------

                           36                  28

(1) "Gross Wells" represents the total number of wells in which Petrominerals has a working interest; "Net Wells" represents the number of gross wells, multiplied by the percentage of the working or royalty interests therein owned by the Company.
(2)     A productive well is a producing well or a well capable of production.
(3) None of the oil or natural gas wells in which Petrominerals has working interests have multiple completions in the same bore hole.

            ----------

PRODUCTIVE  WELLS  AND  DEVELOPED  ACREAGE  (Continued)

Developed  Acreage
------------------

The Company's working and royalty interests in developed acreage consists of the following:

                      Developed  Acres(1)
                      -------------------

                      Gross         Net
                      -----         ---

Total Acreage         1,200       968

(1) "Developed Acres" are defined as acres spaced or assignable to productive wells. "Gross Acres" represents all developed acres in which the Company has a working interest; "Net Acres" represents the aggregate of the working interests of the Company in the gross developed acres.


Drilling  Activity
------------------

The Company entered into a joint venture during 1996 with Petrominerals 96-1, a newly formed, limited partnership, to drill a well on a designated site in a proven area. Under the terms of the agreement, the Company contributed the drill site in exchange for a 1% interest in the partnership. Proceeds from the working interest will pay at the rate of 10% to the Company and 90% to the partnership until payout occurs. Following payout, when the partnership has recovered their initial contribution, the Company will receive 70% of the proceeds and the partnership will receive 30%. Payout is expected to occur early in 1999. No other drilling projects are currently planned.

Delivery  Commitments
---------------------

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts or agreements, however, they do have an agreement to sell the oil produced.

ITEM  3  -  LEGAL  PROCEEDINGS
            ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below.

In December 1989, the Company was notified by the United States Environmental Protection Agency (EPA) that, under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Company was considered a potentially responsible party (PRP) in the clean-up of the Operating Industries, Inc. (OII) waste disposal site located in Monterey Park, California. Century Oil Corporation, a predecessor of the
Company, disposed of drilling mud and water at the OII disposal site, at various times from 1975 to 1977. The Company, along with several other similar PRP's, contend that drilling mud and waste water do not constitute hazardous substances within the meaning of CERCLA. Although the ultimate impact of the resolution of this contingency is unknown, management believes that this matter will not have a material adverse affect on the financial position of the Company.

On September 1, 1995, the Company's subsidiary, Hydro-Test International, Inc. (Hydro-Test), filed a petition under Chapter 11 of the United States Bankruptcy Code. This case was filed as a Chapter 11 case to protect the assets from seizure and pay creditor claims a greater amount than could be obtained in an immediate Chapter 7 liquidation case. The case was presented before the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. Under the plan, creditors had the option of receiving a 25% cash payment of allowed claims within 90 days of the effective date or 50% of allowed claims over a period of 60 months, with the exception of unsecured creditors with claims in excess of $5,001. Creditors with claims in excess of $5,001 will receive payments over 84 months. The parent Company also agreed to pay $50,000 in cash for equipment repair and convert $500,000 of its unsecured debt to equity at the rate of $100,000 per year for five years and defer participation in cash distribution for 24 months. The new value of the parent company's contribution was computed at $300,000.

On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment as such. Hydro-Test is no longer in bankruptcy.

All of the creditors that had the option elected to receive 50% of their claim over 60 months rather than 25% over 90 days. The Company has not yet paid any of these claims.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            -----------------------------------------------------------

During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND
            --------------------------------------------------
             RELATED  SECURITY  HOLDER  MATTERS
             ----------------------------------

The Company's common stock is currently traded in the Small Cap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq Small Cap System for the Company's common stock, for the fiscal quarters indicated:

                    Bid  Prices
                    Fiscal  Years  Ended
                    December  31,
                    -------------

                   High    Low
                  ------  ------

1995
  First quarter   $11/32  $11/32
  Second quarter     3/8     1/9
  Third quarter     5/16    5/32
  Fourth quarter    3/16    5/32

1996
  First quarter   $  3/8     1/4
  Second quarter     3/8   11/32
  Third quarter      3/8    9/32
  Fourth quarter    5/16     1/4


The Company has 896 shareholders of record of its common stock as of February 21, 1997.

No regular dividends for Petrominerals' stock have been declared since 1986. The Board of Directors has no current intention to declare or pay dividends in the foreseeable future. The Board of Directors periodically reviews the financial position of the Company and evaluates whether or not it will declare dividends.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS
             ---------------------------------------

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 1996. The Notes to Consolidated Financial Statements as of December 31, 1996, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS  REVIEW

General
-------

The current President and CEO of the Company served his first full term since returning during 1996. He continued his original goals of cutting corporate overhead and disposing of unproductive assets.

Oil  and  Gas  Segment
----------------------

The Company's oil revenues are impacted by several factors, however, the prevailing factor is the price of crude oil paid by the purchaser that holds their contract. This prevailing price is consistent with prices paid by other local purchasers. The price of oil has declined somewhat during the first two months of 1997, but management feels that conditions will continue to be favorable throughout the new year.

The Company's oil revenues were extremely volatile between 1990 and 1994, however, the average price per barrel of oil sold has increased by approximately $5.40 per barrel over the last two years. As such, the Company's remaining properties have become more profitable and management found that it was feasible to drill a new well in an existing field.

The Company entered into a joint venture agreement with Petrominerals 96-1, a limited partnership formed on December 3, 1996, to drill a well on the Company's Mabel Strawn oil lease. The Company assigned the drill site and casing required for the well to the joint venture, and leased to the joint venture the tangible equipment necessary for the well. The Company is reviewing the prospects for drilling other wells in the area, but currently does not have any other plans in place. The new well began producing on January 20, 1997, and will most likely have a positive impact on future profits.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
             ---------------------------------------

BUSINESS  REVIEW  (Continued)

Oil  and  Gas  Segment  (Continued)
----------------------

The Company also entered into a lease with an option to purchase agreement with a real estate developer in an effort to dispose of the Company's 140 acre parcel adjacent to their oil lease. The Company has received an initial $10,000 payment, and the developer has opened an escrow account with $100,000. The Company hopes to either utilize the developer's lease payments to expand existing operations or use the proceeds from the sale for future expansions. The purchase options under this agreement significantly exceed the Company's $1.1 million book value of the property.

Oilfield  Services  Segment
---------------------------

The Company's wholly owned subsidiary, Hydro-Test International, Inc., emerged from Chapter 11 bankruptcy on May 16, 1996, after their plan was confirmed by the courts and accepted by the creditors. Management has continued to sell off its remaining assets and operates the remaining facility near Houston, Texas, on a limited basis. There are no current plans to expand the operations or provide additional capital from the parent company.

Under the terms of the reorganization plan, creditors will receive 50% of their allowed claim over a 24 month period from the date the plan was accepted. No distributions have currently been made to the creditors, and it is questionable whether current operations will create the cash flow necessary to meet these obligations. The parent company has agreed to forgive their intercompany loan in exchange for $300,000 in new equity over a five year period. The existing shares have not yet been cancelled, and no new shares have been issued.

1996  COMPARED  WITH  1995

The Company had cash provided by operations of approximately $316,000 for the year ended December 31, 1996, compared to cash used by operations of approximately $183,000 for the year ended December 31, 1995. The increase in cash flow was primarily due to the restructuring of Hydro-Test's debt and increased oil prices.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
             ---------------------------------------

BUSINESS  REVIEW  (Continued)

1996  COMPARED  WITH  1995  (Continued)

The Company is not currently servicing Hydro-Test's prepetition liabilities, following the protection that the Company received from creditors during Chapter 11 reorganization. If the Company does elect to begin making payments in 1997, future cash flows will be negatively impacted. The Company would most likely have to continue selling assets to service this debt, as it is unlikely that Hydro-Test will provide enough cash from continuing operations. The Company received approximately $66,000 from the sale of Hydro-Test's assets and an additional $135,000 from the sale of Hydro-Test's inventory during 1996.

The Company had net income of $376,000 in 1996 compared to a net loss of $1,655,000 in 1995. The primary reason for the Company's net income in the current year was a one-time extraordinary gain on debt forgiven in bankruptcy of $448,000. The Company incurred a loss before income tax and extraordinary item of $72,000 in 1996.

Oilfield service revenues declined an additional 98% during 1996, due to the further downsizing of Hydro-Test.

Expenses related to the oilfield service sector declined 85%, however, expenses continue to far exceed revenues in this segment. The Company is currently working to further reduce expenses and generate more revenues.

Depreciation, depletion and amortization expense decreased by approximately 35% due to the continued disposal of Hydro-Test's fixed assets during 1996. Depreciation, depletion and amortization was 9% and 6% of fixed assets in 1996 and 1995, respectively.

General and administrative expense decreased by approximately 25%, as a result of the continued cost cutting by the returning President and CEO. Management expects this trend to continue in 1997.

The 95% decrease in interest expense and prior year $805,000 loss on disposal of assets were both directly related to the Hydro-Test Chapter 11 bankruptcy. The Company is currently not recording interest on the prepetition liabilities, and the loss on disposal of assets was a one-time write down to reflect the assets' net realizable value.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
             ---------------------------------------

BUSINESS  REVIEW  (Continued)

1995  COMPARED  WITH  1994

The Company had a cash loss from operations of approximately $183,000 for the year ended December 31, 1995, compared to cash provided from operations of approximately $358,000 for 1994. The decrease in cash flow was primarily the result of a significant operating loss in the oilfield services segment during 1995, as the result of the liquidation and bankruptcy of Hydro-Test.

Capital expenditures in 1995 were $106,000, compared to $288,000 in 1994. The decrease was primarily the result of cash flow problems due to the poor financial condition of the Company's subsidiary. The Company was, however, able to reduce its outstanding debt by approximately $615,000 during 1995, due primarily to the sale of the Hydro-Test assets and the sale of the Bakersfield, California, property held for sale at December 31, 1994.

The Company had a net loss of $1,655,000 in 1995, due primarily to the poor performance of the Company's subsidiary and loss on disposal of assets of approximately $805,000. The loss on disposal is the net effect of a gain on disposal of the oilfields that were sold and a loss on disposal of Hydro-Test's assets. Net income from the oil and gas segment increased from 1994, but it was more than offset by the subsidiary's losses.

Oilfield service revenues decreased approximately 82% in 1995, which significantly contributed to the Company's decision to put Hydro-Test in Chapter 11 bankruptcy.
Oil and gas revenues decreased by approximately 10%, due primarily to the net effect of a decrease in production as a result of the properties that were sold, softened with an increase in the price of oil sold from the remaining properties.

Other income increased approximately 260%, as a result of interest income earned by the Company on the $500,000 note receivable from the sale of property in Bakersfield, California, during 1994. This trend is not expected to continue, as no similar seller-financed sales are contemplated.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
             ---------------------------------------

BUSINESS  REVIEW  (Continued)

1995  COMPARED  WITH  1994  (Continued)

Expenses related to the oilfield services segment were 52% and 85% of revenues for 1995 and 1994. This decrease is attributable to the significant cuts in corporate overhead of Hydro-Test, as part of the downsizing and restructuring. Future expenses related to oilfield services are expected to be minimal, but should correspond with revenues at approximately the same ratio.

Expenses related to the production of oil and gas were 53% and 54% in 1995 and 1994, however, total expenses related to oil and gas production decreased approximately 12%. This overall decrease is the result of decreased expenses from properties sold mid-year.

Depreciation, depletion and amortization expense was 9% and 12% of fixed assets in 1995 and 1994, although total depreciation, depletion and amortization decreased by 57%. This decrease was the result of fixed assets sold by Hydro-Test.

General and administrative expense decreased by approximately 56%, as a result of cuts in corporate overhead implemented when the new President took office. The Company significantly reduced costs by moving to a less expensive office and cutting compensation to the President and Corporate Secretary, as well as eliminating other positions and cutting discretionary expenses.

The significant loss on the sale of assets was due to the liquidation of Hydro-Test assets for significantly less than the historical cost, net of accumulated depreciation. Several of the larger pieces of equipment had become inoperable, and other equipment had declined in value simply because the services that the equipment performs is no longer in demand. The remaining assets are not likely to continue their decline in value.

Most assets were sold to unrelated entities; however, the Company sold the assets of their Long Beach facilities to two of the directors of the Company for approximately $260,000. Management feels that the terms of this agreement were at least as favorable as could be expected from an unrelated entity.

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
            -----------------------------------------------


                                                           Page(s)
                                                           -------


Report of Brown Armstrong Randall & Reyes,
  Independent Auditor's Report. . . . . . . . . . . . . .    21-22


Consolidated Balance Sheets at December 31, 1996 and 1995    23-24


Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                    25


Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1996 and 1995                        26


Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                    27


Notes to Consolidated Financial Statements                   28-45

                   REPORT OF BROWN ARMSTRONG RANDALL & REYES
                         INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Shareholders
Petrominerals  Corporation


We have audited the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended and the related December 31, 1996 and 1995 financial statement schedules as listed in the index at Item 13(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation and consolidated subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.
                    BROWN  ARMSTRONG  RANDALL  &  REYES
                    ACCOUNTANCY  CORPORATION






Bakersfield,  California
February  28,  1997

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
               (Dollars in thousands, except par value amounts)


                                    ASSETS


                                          1996    1995
                                         ------  ------

Current Assets
  Cash and cash equivalents              $  614  $  325
  Accounts receivable, net                  183      83
  Inventories . . . . . . . . . . . . .      61     171
  Prepaid expenses. . . . . . . . . . .      16      11
  Other current assets                       20       -
                                         ------  ------

    Total Current Assets                    894     590
                                         ------  ------

Restricted Cash                              40      84

Property and Equipment, net (including
 oil and gas properties accounted for
 on the successful efforts method)        2,062   2,159

Notes Receivable and Other Assets           461     510
                                         ------  ------

    Total Assets                         $3,457  $3,343
                                         ======  ======



The accompanying notes are an integral part of these financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 1996    1995
                                                ------  ------

Current Liabilities
  Accounts payable                              $  464  $  218
  Current portion of long-term debt                  8     170
  Accrued liabilities                               87      86
  Royalties payable                                 42      24
                                                ------  ------
    Total Current Liabilities                      601     498
Long-Term Debt, net of current portion               7     343
Prepetition Liabilities                            521       -
Liabilities Subject to Compromise                    -     555
                                                ------  ------

    Total Liabilities                            1,129   1,396
                                                ------  ------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares
      authorized; no shares issued
      and outstanding                                -       -
  Common stock:
    $.10 par value, 20,000,000 shares
      authorized; 8,475,336 and 8,460,336
      shares issued and outstanding at
      December 31, 1996 and 1995,
      respectively                                 848     847

Capital in Excess of Par Value                     563     558

Retained Earnings                                  917     542
                                                ------  ------

    Total Shareholders' Equity                   2,328   1,947
                                                ------  ------

    Total Liabilities and Shareholders' Equity  $3,457  $3,343
                                                ======  ======

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
               (Dollars in thousands, except per share amounts)



                                               1996      1995
                                              ------    ------

Revenues
  Oilfield services                            $   14     $701
  Oil and gas                                   1,185    1,112
  Other income                                     70      118
                                               ------   ------

    Total Revenues                              1,269    1,931
                                               ------   ------

Costs and Expenses
  Oilfield services                               199    1,341
  Oil and gas                                     561      588
  Depreciation, depletion and amortization        127      193
  General and administrative                      418      555
  Interest                                          3       53
  Loss on disposal of assets                        -      805
  Other expense                                    33       51
                                               ------   ------

    Total Costs and Expenses                    1,341    3,586
                                               ------   ------

Loss before extraordinary item                    (72)  (1,655)

Extraordinary gain                                448        -
                                               ------   ------

Net Income (Loss)                                $376  $(1,655)
                                               ======   ======


Per Share Amounts:

  Net loss per share before extraordinary item  $(.01)   $(.20)
                                               ======   ======

  Extraordinary item                            $ .05    $   -
                                               ======   ======

  Net income (loss) per share                   $ .04    $(.20)
                                               ======   ======


Weighted average common shares
  outstanding                                   8,470    8,455
                                               ======   ======

                           PETROMINERALS CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                (Dollars in thousands, except number of shares)




                           Common Stock
                           -------------
                                               Capital in
                      Number                    Excess of    Retained
                     of Shares     Amount       par Value    Earnings    Total
                     ---------  -------------  -----------  ----------  --------

Balance,
  December 31, 1994  8,409,936  $         841  $       544  $   2,196   $ 3,581

Issuance of shares
  for Directors
  Compensation          50,400              6           14          -        20

Net loss                     -              -            -     (1,655)   (1,655)
                     ---------  -------------  -----------  ----------  --------

Balance,
  December 31, 1995  8,460,336            847          558        541     1,946

Issuance of shares
  for Officer's
  Compensation          15,000              1            5          -         6

Net income                   -              -            -        376       376
                     ---------  -------------  -----------  ----------  --------

Balance,
  December 31, 1996  8,475,336  $         848  $       563  $     917   $ 2,328
                     =========  =============  ===========  ==========  ========

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in thousands)


                                                            1996     1995
                                                           ------  --------

Cash Flows from Operating Activities:
  Net income (loss)                                        $ 376   $(1,655)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
      Depreciation, depletion and amortization               127       193
      Gain on extraordinary item                            (448)        -
      (Gain) loss on disposal of fixed assets                 (3)      805
      Other                                                    -        20
      Accounts receivable                                   (100)      528
      Other current assets                                   (20)        -
      Inventories                                            110       199
      Restricted cash                                         44       (84)
      Accounts payable and accrued liabilities               246      (155)
      Royalties payable . . . . . . . . . . . . . . . . .     18        (8)
      Other long-term liabilities                              -       (26)
      Liabilities subject to compromise                     (555)        -
      Prepetition liabilities                                521         -
                                                           ------  --------

   Net Cash Provided (Used) by Operating Activities          316      (183)
                                                           ------  --------

Cash Flows from Investing Activities:
  Purchases of property and equipment                       (102)     (106)
  Proceeds from sale of assets                                66     1,429
  Notes receivable                                            49      (436)
                                                           ------  --------

   Net Cash Provided by Investing Activities                  13       887
                                                           ------  --------

Cash Flows from Financing Activities:
  Payments of bank debt                                      (18)     (330)
  (Payments) of line of credit                                 -      (285)
  Payments of prepetition liability                          (22)        -
                                                           ------  --------
   Net Cash Used by Financing Activities                     (40)     (615)
                                                           ------  --------
Net increase in cash and cash equivalents                    289        89
Cash and Cash Equivalents at beginning of year               325       236
                                                           ------  --------
Cash and cash equivalents at end of year                   $ 614   $   325
                                                           ======  ========

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest                   $   3   $    53
                                                           ======  ========

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Business
--------

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil within the United States and oilfield services, which include hydro-static well testing.

Basis  of  Presentation  and  Going  Concern
--------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hydro-Test International, Inc. (Hydro-Test). All material intercompany accounts and transactions have been eliminated.

GOING  CONCERN

The consolidated financial statements are presented on a going concern basis. This basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of business operations. The Company incurred net losses before income taxes and extraordinary item of $72,000 and $1,655,000 for the years ended December 31, 1996 and 1995, respectively.

Industry conditions caused a significant downturn in the Hydro-Test business in the first quarter of 1995. Because of this downturn, combined with the Company's inability to refinance its debt and obtain a working capital line, the Company adopted a formal plan to liquidate its subsidiary, Hydro-Test International, Inc., in March 1995. In September 1995, the Company abandoned this plan and sought protection from creditors.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Basis  of  Presentation  and  Going  Concern  (Continued)
--------------------------------------------

GOING  CONCERN  (Continued)

On September 1, 1995, Hydro-Test International, Inc. commenced its voluntary reorganization case with the filing of a petition under Chapter 11 of the United States Bankruptcy Code. This case was filed as a Chapter 11 case to protect the Hydro-Test assets from seizure and pay creditor claims a greater amount than could be obtained in an immediate Chapter 7 liquidation case. On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. As such, Hydro-Test is no longer in bankruptcy, however, it is uncertain if Hydro-Test will be able to satisfy the remaining debt with future cash flows.

Management believes that the Company should be able to continue as a going concern due to several factors. The oil and gas operations should continue to provide adequate cash flow to fund the continuing operations of the oil and gas production segment of the Company. Increased oil prices, coupled with significantly improved efficiencies in production costs, should favorably impact future results. In addition, following approval of the Chapter 11 plan, management believes the downsized operations should favorably impact future results.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the depreciation, depletion and amortization (DD&A) account balance and the amount of Hydro-Test's debt that is expected to be forgiven as a result of the Chapter 11 proceedings. DD&A is based on units of production, and the amount of debt expected to be forgiven is based on the Chapter 11 bankruptcy plan.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Restricted  Cash
----------------

The Company has Certificates of Deposit (CD's) with a value of approximately $40,000 and $84,000 at December 31, 1996 and 1995, respectively, that have been recorded as restricted cash. Of the two CD's remaining at December 31, 1996, one has been pledged to the Bureau of Land Management to cover environmental costs and the other is pledged as a deposit to a utility company. The Company also had a CD securing an unused letter of credit at December 31, 1995.

Accounts  Receivable
--------------------

Accounts receivable has been recorded net of a valuation allowance of approximately $29,000 and $66,000 at December 31, 1996 and 1995, respectively.

Inventories
-----------

The  Company  determines  the  cost  of inventories on the first-in, first-out
(FIFO) method. Inventories of crude oil held under sales contracts are carried at market value.

Property  and  Equipment
------------------------

The carrying value of oilfield service operations property and equipment is stated at estimated realizable value.

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the unit-of-production method based on recoverable reserves.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Property  and  Equipment  (Continued)
------------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The new statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in an impairment review of the Santa Clarita, California, properties.

The Company adopted SFAS No. 121 in 1996. The impairment loss, if any, on the oil and gas properties will be calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. The outcome of implementation did not result in any additional impairments.

In addition to recognition of impairment under SFAS No. 121, management also periodically assesses the value of significant proved and unproved properties and charges estimated impairments of value to expense. A valuation allowance expense of $1,390,000 was recorded in 1993, bringing the total valuation provision for oil and gas properties to $10,963,000. The valuation allowance has not increased since. The carrying value of fixed assets of the Company's remaining subsidiary, Hydro-Test International, Inc., approximates net realizable value following the disposal and abandonment losses that were recorded in 1995.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Income  Taxes
-------------
The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and the reported net amounts.

Per  Share  Computations
------------------------
Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation since their effect would be anti-dilutive.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to classifications followed for 1996. These reclassifications had no effect upon reported net income.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31,:


                                                1996          1995
                                              ---------  ---------------
                                                    (in thousands)

At Cost:
  Oil and gas properties, all proved, net of
    valuation allowance of $10,963            $ 21,625   $       21,404
  Accumulated depletion and amortization       (20,873)         (20,767)
                                              ---------  ---------------
Net oil and gas properties                         752              637
                                              ---------  ---------------
Other Property and Equipment:
  Land and building                              1,265            1,265
  Oilfield service equipment                         -               22
  Furniture, fixtures and equipment                337              341
  Construction in process                            -               85
  Accumulated depreciation related to
    other property and equipment                  (443)            (441)
                                              ---------  ---------------
Net other property and equipment                 1,159            1,272
                                              ---------  ---------------
Net property and equipment, at cost              1,911            1,909
                                              ---------  ---------------
At Net Realizable Value:
  Oilfield service equipment                       151              250
                                              ---------  ---------------
Property and equipment, net                   $  2,062   $        2,159
                                              =========  ===============

NOTE  2  -  PROPERTY  AND  EQUIPMENT  (Continued)
            ------------------------

Depreciation, depletion and amortization for the years ended December 31, 1996 and 1995 was $26,736 and $192,897, respectively.


NOTE  3  -  PREPETITION  LIABILITIES/EXTRAORDINARY  GAIN
            --------------------------------------------

Liabilities subject to compromise were stated in the December 31, 1995 financial statements at the amount of the original claim and not at the amounts for which the claims were settled. Certain claims were settled outside of bankruptcy, however, most of the claims were settled at 50% of the original prepetition liability. The Company has not accrued interest on these claims since seeking protection on September 1, 1995.

The reorganization resulted in an extraordinary gain of $448,000 from the retirement of prepetition liabilities. This event will not result in taxable income to the Company because this gain did not exceed prepetition net operating losses. As such, no provision for taxes has been recorded as a result of this transaction.

The remaining prepetition liability of $521,000 has been recorded as long-term as management does not intend to repay these liabilities within the next operating cycle. Under the approved plan, the Company will repay these liabilities with funds generated from the sale of assets or continuing operations, within 60 months of the plan's approval on May 16, 1996.


NOTE  4  -  LONG-TERM  DEBT
            ---------------

Long-term  debt  at  December  31,  is  summarized  as follows (in thousands):


                                                1996  1995
                                                ----  -----

Unsecured notes payable due in
  monthly installments of $7,000,
  including interest of 8.5% - 9.5%          $     -  $ 206

Capitalized lease secured by equipment,
  monthly payments of $7,300                       -     81

Term note payable to City of Deming,
  New Mexico, due in monthly installments
  of $2,000, including discounted interest
  of 8.95%                                         -    192

            ---------------


                                        1996   1995
                                        -----  -----

Other                                       -     34

Bank term notes payable (secured by
  various vehicles), due in monthly
  installments of $604, plus interest
  of 8.9% to 9.9%                          15      -
                                        -----  -----

                                           15    513
  Less current portion                      8    170
                                        -----  -----

                                        $   7  $ 343
                                        =====  =====


Aggregate scheduled maturities of long-term debt at December 31, 1996 are as follows:


Year Ended
----------

1997        $ 8
1998          7
            ---

            $15
            ===



NOTE  5  -  DISPOSITION  OF  ASSETS
            -----------------------

In June 1995, the Company sold its interest in certain oilfields located in the Livonia field of Pointe Coupee Parish, Louisiana, for total consideration of $155,000. Following this disposal, the Company no longer operates any oilfields outside the State of California. The proceeds of the sale were used to fund continuing operations.

In August 1995, the Company sold its interest in oilfields located near Santa Maria, California, for total consideration of $150,000. Following this disposal, the Company no longer operates oilfields outside of the Santa Clarita Valley in Los Angeles County, California. The proceeds of the sale were used to fund continuing operations.

NOTE  5  -  DISPOSITION  OF  ASSETS  (Continued)
            -----------------------
Liquidation  and  Reorganization  Sales
---------------------------------------
As a result of the Company's liquidation plan and its reorganization plan (see
Note 1), the Company sold certain assets of its subsidiary, Hydro-Test International, Inc. (HTI). These sales are discussed below.

On May 16, 1995, HTI entered into an agreement with two directors of the Company to purchase the assets of HTI's Long Beach location for $260,000. (See
Note  8  -  Related  Parties  and  Related  Party  Transactions).

On July 6, 1995, HTI sold certain vehicles, fixtures, and equipment to an unrelated party for total consideration of $155,600.

During 1995, HTI also sold other inventory and equipment to various purchasers for total consideration of approximately $240,000.

Sales and abandonments at December 31, 1995 resulting from HTI's reorganization resulted in a net loss of approximately $938,000. This amount is reflected in the accompanying consolidated financial statements as a loss on disposal of assets.

On January 29, 1996, the Company sold all of the remaining assets of Hydro-Test's manufacturing operations to an unrelated entity in Canada for $135,000 in cash. This sale was approved by the Bankruptcy Court. Following this sale, the Company continues to perform other oilfield services but no longer manufactures products.

Hydro-Test sold five surplus trucks in two sales to an unrelated party on August 23, and September 17, 1996, for total consideration of $10,700. Additionally, two stationary testing units were sold to an unrelated party for $50,000 on October 15, 1996.

NOTE  6  -  INCOME  TAXES
            -------------

A reconciliation of the provision (benefit) for income taxes to the statutory Federal income tax rate before extraordinary items is as follows:


                                                Years Ended December 31,
                                               --------------------------
                                               1996              1995
                                              ------  --------------------------
                                                            (in thousands)

Statutory Federal income tax (benefit)        $ (15)  $                    (579)
Increase (decrease) in provision
  resulting from losses without tax benefit      15                         579
                                              ------  --------------------------

                                              $   -   $                       -
                                              ======  ==========================

            -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31,:


                                               1996      1995
                                             --------  --------

Deferred Tax Assets:
  Reserve for impaired assets                $     -   $   473
  Net operating loss carryforwards             1,917     2,318
  Depletion carryovers                             -       478
  State income taxes and other                     -        16
                                             --------  --------
    Total Deferred Tax Assets                  1,917     3,285
  Valuation reserve for deferred tax assets   (1,906)   (3,238)
                                             --------  --------
    Net Deferred Tax Assets                  $    11   $    47
                                             ========  ========
Deferred Tax Liabilities:
  Tax over book depreciation,
    amortization and depletion               $    11   $    39
  Accruals without tax benefit                     -         8
                                             --------  --------
    Total Deferred Tax Liabilities                11        47
                                             --------  --------
    Net Deferred Tax Liabilities             $     -   $     -
                                             ========  ========


At December 31, 1996, the Company had net operating loss carryforwards of approximately $5,637 for Federal income tax purposes that will expire through the year 2002. For financial reporting purposes, a valuation allowance of $1,906 has been recorded to offset the deferred tax asset related primarily to these carryforwards.


NOTE  7  -  COMMON  STOCK
            -------------

On February 8, 1993, the Board of Directors adopted the 1993 Incentive Stock Option Plan and the 1993 Non-Statutory Stock Option Plan (the Plans). The Plans provide for the granting of options to purchase up to a maximum of 1,200,000 shares of the Company's common stock to officers, key employees and directors who are not otherwise employed by the Company. Under the Plans, options granted to non-employee directors are limited to a maximum of 60,000 shares of the Company's common stock. The Plans expire on February 8, 2003. No shares were awarded under this plan in 1996.

            -------------

On February 8, 1993, the Board of Directors adopted the 1993 Stock Bonus Plan (the Bonus Plan). The Bonus Plan provides for the award of up to 50,000 shares of the Company's common stock to officers and key employees of the Company. The Bonus Plan was approved by the shareholders at the Company's Annual Meeting on May 23, 1993. The Bonus Plan expires on February 8, 1998. To date, no shares have been awarded under the Bonus Plan.

On April 16, 1992, the Board of Directors adopted the Directors Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan was adopted as part of the Company's cost containment program. The Stock Compensation Plan provides for the granting of up to 150,000 shares of the Company's common stock to non-employee directors. Under the Stock Compensation Plan for the period May 1992 through September 1993, 99,600 shares were granted to directors. On February 10, 1995, the balance of 50,400 shares of the Company's common stock were granted to six non-employee directors under the Stock Compensation Plan for the period October 1993 through June 1994. The Stock Compensation Plan terminated on February 10, 1995, at which time all of the shares issued under the Directors Stock Compensation Plan were distributed to the six non-employee directors.

On October 24, 1995, the Board approved the issuance of 15,000 shares to a former officer of the Company who was laid off due to downsizing in 1995 and received the shares on April 19, 1996, as a portion of a severance package. Management has valued this transaction as $5,625 in officer's compensation.


NOTE  8  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------

During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment and services were approximately $280,000 and $260,000 for 1996 and 1995, respectively.

NOTE  8  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------
              (Continued)

On May 16, 1995, HTI entered into an agreement with two directors of the Company to purchase the assets of HTI's Long Beach location for $260,000. The first director is the Vice-President of HTI and the second director is Assistant Secretary/Treasurer of Petrominerals. The purchaser paid $115,000 upon acceptance of the offer and $145,000 when title to the assets was transferred.

On December 3, 1996, the Company became the general partner of Petrominerals 96-1, a newly formed limited partnership. The Company has a 1% interest as general partner and 6 other entities, including 2 directors and a company controlled by a director, own the remaining 99% interest. The partnership was formed to enter into a joint venture agreement with the Company to drill a well on the Company's Mabel Strawn lease. The Company received $280,000 from the partnership under a turnkey drilling contract. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. The Company estimates that payout will occur 24 months after completion of the well. The Company completed the well on January 20, 1997, and began production shortly thereafter (see subsequent events in Note 13).


NOTE  9  -  UNAUDITED  QUARTERLY  FINANCIAL  DATA
            -------------------------------------

                        First     Second     Third    Fourth
                        Quarter   Quarter    Quarter  Quarter   Year
                       --------  ---------  --------  -------  -------
1996:                      (in thousands, except per share amounts)
---------------------

Revenues               $    272   $    322   $    316   $     359  $1,269
Costs and expenses          364        362        311         304   1,341
Income (loss) before
 extraordinary item         (92)       (40)         5          55     (72)
Extraordinary gain            -     (1)448          -           -     448
Net income (loss)           (92)       408          5          55     376
Income (loss) before
  extraordinary item
  per share                (.01)         -          -           -    (.01)
Net income (loss)
  per share                (.01)       .05          -           -     .04

(1) The estimated extraordinary gain reported in the second quarter for 10-QSB was revised as a result of audit adjustments.

NOTE  9  -  UNAUDITED  QUARTERLY  FINANCIAL  DATA  (Continued)
            -------------------------------------

The Company recognized an extraordinary gain in the second quarter of 1996 for debt forgiven in bankruptcy.


                       First     Second      Third     Fourth
                      Quarter    Quarter    Quarter    Quarter     Year
                     ---------  ---------  ---------  ----------  --------
1995:                        (in thousands, except per share amounts)
-------------------

Revenues             $    392   $    542   $    413   $     584  $ 1,931
Costs and expenses        698        600      1,809         479    3,586
Net income (loss)        (306)       (58)    (1,396)        105   (1,655)
Net income (loss)
  per share              (.04)      (.01)      (.16)        .01     (.20)



NOTE  10  -  SEGMENT  INFORMATION
             --------------------

The Company's principal businesses are (1) the production and sale of crude oil and natural gas, and (2) oilfield services. The following tables present certain information regarding these industry segments for the years ended December 31, 1996 and 1995:


                                             Oil and Gas
                               Oilfield      Production
                               Services      and Sales
                             -------------  ------------

1996:
---------------------------

Sales to outside customers   $          14   $      1,273
Operating profit (loss)               (210)           125
Gain on debt forgiven                  448              -
Identifiable assets                    231          3,226
Depreciation, depletion
  and amortization                      10            117
Capital expenditures                     -            102

1995:
---------------------------

Sales to outside customers   $         701   $      1,112
Operating profit (loss)             (1,861)           206
Identifiable assets                    467          2,876
Depreciation, depletion
  and amortization                      66            127
Capital expenditures                     -            106

(a) Corporate revenues are primarily composed of interest income and royalty interests.



                              Corporate(a)     Total
                             ---------------  --------
                             (in thousands)

1996:
---------------------------

Sales to outside customers   $            67  $ 1,354
Operating profit (loss)                    -      (85)
Gain on debt forgiven                      -      448
Identifiable assets                        -    3,457
Depreciation, depletion
  and amortization                         -      127
Capital expenditures                       -      102

1995:
---------------------------

Sales to outside customers   $           118  $ 1,931
Operating profit (loss)                    -   (1,655)
Identifiable assets                        -    3,343
Depreciation, depletion
  and amortization                         -      193
Capital expenditures                       -      106

(a)

             --------------------

Sales to individual customers, including royalty interests of others, exceeding 10 percent of revenues reported in the consolidated statements of operations, are as follows:


                                          Years Ended December 31,
                                         -------------------------
                                       1996             1995
                                       -----  --------------------

Oil and gas segment (gross sales):
  ENRON Oil & Gas
    Trading, Inc.                   $      -  $                   1,190
  Texaco Trading &
    Transportation, Inc.               1,161                        354



NOTE  11  -  ENVIRONMENTAL  MATTERS
             ----------------------

On December 6, 1989, the Company was notified by the United States Environmental Protection Agency (EPA) that, under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Company was considered a potentially responsible party (PRP) in the clean-up of the Operating Industries, Inc. (OII) waste disposal site, located in Monterey Park, California. The EPA has also contacted approximately 270 other PRPs who disposed of liquid waste at this site. The Company is in the fourth tier of PRPs notified by the EPA, regarding this site.

Management continues to gather information related to this matter. Based upon information available to it at this time, management believes that the Company (through its predecessors, Century Oil Corporation) disposed of drilling mud and water at the OII waste disposal site at various times from 1975 to 1977. The Company contends that any drilling mud and waste water disposed of by the Company do not contribute to the problem at the OII site. Although the ultimate impact of the resolution of this contingency is unknown, management believes that this matter will not have a material adverse effect on the financial position of the Company.

NOTE  12  -  CONTINGENCIES
             -------------

The Company has certain contingent liabilities with respect to litigation, claims, taxes, government regulations and contractual agreements arising from the ordinary course of business. While there are always risks inherent in resolution of any contingency, it is the opinion of management that such contingent liabilities will not result in any loss which would have an adverse material effect on the Company's financial position.

             -------------

The Company is subject to other possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydro-carbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.


NOTE  13  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
                RESERVES  (UNAUDITED)
                ---------------------

Results  of  Operations
-----------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods is summarized below:


                                                      Years Ended December 31,
                                                     --------------------------
                                              1996              1995
                                             ------  --------------------------
                                                           (in thousands)

Produced oil and gas sales                   $1,185  $                    1,112
Less:
  Operating expenses                            561                         588
  Depreciation, depletion and amortization      116                         127
                                             ------  --------------------------

Results of operations from oil and gas
  producing activities, excluding corporate
  overhead and interest costs                $  508  $                      397
                                             ======  ==========================


No  development  or  property acquisition costs were incurred in 1996 or 1995.

NOTE  13  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
                RESERVES  (UNAUDITED)  (Continued)
                ---------------------

Estimated  Quantities  of  Oil  and  Gas  Reserves
--------------------------------------------------

The following tables present the Company's estimates of its proved oil (in thousands of barrels) and gas (in millions of cubic feet) reserves, which are all located in the United States. All reserve estimates have been prepared by independent petroleum engineers. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available.


                                                 Year Ended December 31,
                                                 -----------------------
                                                 1996              1995
                                                 ----              ----
                                              Oil    Gas    Oil     Gas
                                            ------  ----  ------  ---------

Proved developed and undeveloped reserves:
  Beginning of period                       2,138      -  2,247        272
  Revision of previous estimates              (33)     -    119          -
  Sale of minerals in place                     -      -   (102)      (216)
  Production                                 (106)     -   (126)       (56)
                                            ------  ----  ------  -----------

End of period                               1,999      -  2,138          -

Proved developed reserves:
  Beginning of period                         897      -    971        126
  End of period                               952      -    897          -


Discounted  Future  Net  Cash  Flows  Relating  to Proved Oil and Gas Reserves
------------------------------------------------------------------------------

A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 1996 and 1995. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

Future development and production costs are computed by estimating the expenditures to be incurred for developing and producing proved oil and gas reserves, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expense is computed by applying year-end statutory rates (adjusted for permanent differences) to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis at each year-end of the properties involved.

A 10% annual discount rate is used to reflect the timing of future net cash flows relating to proved oil and gas reserves.

NOTE  13  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
                RESERVES  (UNAUDITED)  (Continued)
                ---------------------

Discounted  Future  Net  Cash  Flows  Relating  to Proved Oil and Gas Reserves
------------------------------------------------------------------------------
(Continued)
-----

The projections should not be viewed as realistic estimates of future cash flows, nor should the "standardized measure" be interpreted as representing current value to the Company. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; and actual prices realized and actual costs incurred may vary significantly from those used.

The following reserve estimates and resulting future net cash flows were developed in accordance with Securities and Exchange Commission rules, using selling prices in effect at the end of the years indicated. Both the quantity estimates and "cash flow" of reserves are sensitive to sales prices in effect at the year end quantification date. During periods of rapidly changing prices, reserve information must be examined with this understanding.


                                                     Year Ended December 31,
                                                    -------------------------
                                           1996               1995
                                         ---------  -------------------------
                                                         (in thousands)

Future cash inflows                      $ 35,172   $                 27,440
Future production and development costs   (17,738)                   (15,272)
Future income tax expense                  (5,928)                    (4,137)
                                         ---------  -------------------------

Future net cash flows                      11,506                      8,031
10% annual discount for estimated
  timing of cash flows                     (5,862)                    (4,508)
                                         ---------  -------------------------
Standardized measure of discounted
  future net cash flows                  $  5,644   $                  3,523
                                         =========  =========================

NOTE  13  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
                RESERVES  (UNAUDITED)  (Continued)
                ---------------------

Discounted  Future  Net  Cash  Flows  Relating  to Proved Oil and Gas Reserves
------------------------------------------------------------------------------
(Continued)
-----

Following are the principal sources of change in the standardized measure of discounted future cash flows:

                                                       Year Ended December 31,
                                                      -------------------------
                                              1996              1995
                                             -------  -------------------------
                                                                 (in thousands)
Sales and transfers of oil and gas
  produced, net of production cost           $ (584)  $                   (517)
Net changes in prices and production
  costs, based on beginning of year barrels   1,331                      2,573
Net change in previous estimate of
  future development costs                     (316)                    (1,064)
Revisions to previous estimates                (188)                       233
Accretion of discount                           564                        352
Net change in income taxes                    1,791                       (477)
Other                                          (477)                      (477)
                                             -------  -------------------------
Net increase                                 $2,121   $                    623
                                             =======  =========================



NOTE  14  -  SUBSEQUENT  EVENTS
             ------------------

Related  Party  Transaction
---------------------------

On December 20, 1996, the Company completed drilling a producing well on its Mabel Strawn lease in Hasley Canyon, Los Angeles County, California, on behalf of Petrominerals 96-1, which was formed on December 3, 1996, and holds a 1% partnership interest. The well began production on January 20, 1997. The Company entered into a joint venture agreement with Petrominerals 96-1 to drill the well on a designated drill site in a known producing area at the Company's Mabel Strawn oil lease. Under the terms of the joint venture agreement, the Company assigned the drillsite to the joint venture, and will share the revenues produced and the expenses incurred. Payout occurs when Petrominerals 96-1 has recouped the monies it contributed to the joint venture. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. The Company estimates that payout will occur 24 months after completion of the well. Under the joint venture, the Company furnished the drill site and all casing required for the well, and leased to the joint venture the rods, tubing and downhole and surface pumps and all other tangible equipment necessary to produce the well. Petrominerals 96-1 contributed the sum of $280,000 for the intangible costs of drilling the well.

             ------------------

Three directors of the Company are limited partners in Petrominerals 96-1. The respective percentage interests of the partners in Petrominerals 96-1 are as follows:


                                  % Interest   Capital Contribution
                                  -----------  ---------------------
General Partner:
 Petrominerals Corporation              1.00%  $               2,800

  Limited Partners:
    Paul L. Howard (director)          23.21%  $              65,000
    Morris L. Hodges (director)        17.86%  $              50,000
    David G. Davidson (director)       17.86%  $              50,000
    Unrelated parties                  40.07%  $             112,200


Under the terms of the agreement, the Company will receive a $350 monthly management fee and a monthly rental fee for the tangible equipment. The rental fee is $2,400 per month until payout and $400 per month thereafter. These payments began in 1997.

Sale  of  Property  and  Equipment
----------------------------------

On February 12, 1997, the Company sold an additional testing truck for $16,000 cash, plus an additional $2,000 which is to be paid over a 12 month period in monthly installments.


ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ------------------------------------------------------
             ACCOUNTING  ANDFINANCIAL  DISCLOSURE
             ------------------------------------

None.

                                   PART III


ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
            ---------------------------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:

                                                             Year Named to
Name                             Position with Company       Present Position
-------------------------------- --------------------------  ----------------

Paul L. Howard(1)                President, Chief Executive
                                 Officer, Chief Financial
                                 Officer and Director           1995

Phillip Mungiovino(2)            Secretary                      1995

Morris V. Hodges(3)              Assistant Secretary and
                                 Director                       1995

Each of the Executive Officers serves at the pleasure of the Board of Directors.

(1) Mr. Howard was reappointed President and Chief Executive Officer on March 24, 1995.

(2) Mr. Mungiovino was appointed Secretary on March 24, 1995. Mr. Mungiovino has held the position of accountant for the Company since 1975.

(3) Mr.  Hodges  was  appointed  Assistant  Secretary  on  March  24,  1995.


Biographical  Information
-------------------------

The following table sets forth the name, principal occupation, age and the year in which the individual first became a director, and business experience during the last five years:

PAUL  L.  HOWARD  -  71          Director          1975
----------------

Mr. Howard was reappointed President and Chief Executive Officer on March 24, 1995. He also served as President of the Company from November 1975 through September 1987, and at various times during this period, served as Chairman and Chief Executive Officer. For more than the past 10 years, Mr. Howard held a controlling interest in and served as director and officer of Howard Oil Company and California Petroleum Products, Inc. See "Certain Relationships and Related Transactions."

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
            ---------------------------------------------------

DAVID  G.  DAVIDSON  -  72          Director          1979
-------------------

Mr.  Davidson  has  been  principally  employed as President and Owner of OP&E
Company  since  1984.    Mr.  Davidson  serves as a director of Mieco, Inc., a
public  company  engaged  in  domestic  and  foreign  petroleum  trading.

EVERETT  L.  HODGES  -  62          Director          1979
-------------------

Mr. Everett L. Hodges served as President of the Company from September 1987 through February 1992. For more than the past ten years, Mr. Hodges has held a controlling interest in and has served as a director and officer of Energy Production & Sales Co., Inc.; California Oil Independents, Inc.; Costal Petroleum Refiners, Inc.; California Tar Sands Development Corporation; and has served as a director of St. James Oil Corporation since 1988. Mr. Hodges has also served as the President of the Violence Research Foundation, a non-profit foundation, since its inception in 1991. Certain of the foregoing companies have been affiliated with the Company in various transactions. See "Certain Relationships and Related Transactions." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be controlling persons.

MORRIS  V.  HODGES  -  60          Director          1979
------------------

Mr. Morris V. Hodges was appointed Assistant Secretary on March 24, 1995. Mr. Morris Hodges has held a controlling interest in and has served as a director and officer of the following companies for more than the past ten years:
Hillcrest Beverly Oil Corporation; Century Resources Development; Kaymor Petroleum Products, Inc.; Sunset Pipeline and Terminalling, Inc.; Costal
Petroleum Refiners, Inc.; and CPR Transportation. Mr. Hodges has also served as a director of St. James Oil Corporation since 1988. Certain of the foregoing companies have been affiliated with the Company in various transactions. See "Certain Relationships and related Transactions." Morris V. Hodges and Everett L. Hodges, as a group, may be deemed to be controlling persons.

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
            ---------------------------------------------------

Standing  Committees  and  Meetings  of  the  Board  of  Directors
------------------------------------------------------------------

STANDING  COMMITTEES

The Company has certain standing committees, each of which is described below:

Ad-Hoc  Committee  -  This  committee  consists of Messrs. Morris Hodges, Paul
-----------------
Howard and David Davidson. This committee evaluates proposed acquisitions, mergers or other pertinent negotiations which may come before the Board. This committee held no meetings during the last fiscal year.

Audit  Committee  -  This committee consists of Messrs. Paul Howard and Morris
----------------
Hodges. Mr. Howard serves as Chairman of this committee. The Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year.

Compensation  Committee - This committee consists of Mr. David Davidson.  This
-----------------------
committee reviews and makes recommendations to the Board of Directors regarding compensation for the Company's officers and key employees. In addition to compensation matters, the committee determines, develops, and makes recommendations to the Board regarding employee benefits packages, and special stock option and stock bonus plans. This committee held no meeting during the last fiscal year.

ATTENDANCE  AT  BOARD  MEETINGS

During the last fiscal year, the Board of Directors of the Company held three regular meetings and one special meeting. Attendance at such meetings of the Board was 100%.

ITEM  10  -  EXECUTIVE  COMPENSATION
             -----------------------

The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 1996, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

SUMMARY  COMPENSATION  TABLE

   Name  and  Principal                   Annual Compensation
                                          -------------------
         Position                    Year                    Salary
-----------------                    ----                    ------

Paul  L.  Howard,
President,  Chief
Executive  Officer  and
Chief  Financial  Officer            1996                    $ 92,000

Mr Howard was appointed Chairman, President, Chief Executive Officer, and Chief Financial Officer of Petrominerals Corporation on March 24, 1995. His compensation for the year ended December 31, 1995, was in the form of a director's fee of $5,000 per month. At the March 1996 board meeting, the directors increased Mr. Howard's salary to $7,500 per month, effective January 1, 1996. Mr. Howard now receives an annual salary of $90,000 per year.

OTHER  COMPENSATION  OF  EXECUTIVE  OFFICERS

The Company provided travel and entertainment expenses to its executive officers and key employees. The aggregate amount of such compensation, as to any executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee, nor did the aggregate amount of such other compensation exceed 10% of the cash compensation paid to all executive officers or key employees as a group.

TERMINATION  AND  CHANGE  IN  CONTROL  ARRANGEMENTS

In July 1993, the Board of Directors adopted a severance plan for executive officers providing that, in the event of termination of employment as a result of a change in control of the corporation, that such executive officer would receive severance in the amount of one year's base salary. The Plan does not provide for any severance in the event of the resignation, retirement or termination of any Executive Officer's employment with the Company for reasons other than a change in control of the Company.

             -----------------------

COMPENSATION  OF  DIRECTORS

Under the Directors Stock Compensation Plan in effect until May 31, 1994, described in Item 12, each of the non-employee directors of the Company were compensated in the amount of $700 per month, payable in lieu of cash, the award of equivalent shares of common stock of the Company. In February 1994, 99,600 shares of common stock were distributed to each of the non-employee directors for services rendered for the period May 1, 1992 through September 30, 1994. In February 1995, the balance of 50,400 shares were distributed to each of the six non-employee directors for services rendered for the period October 1993 through May 1994.


ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
               MANAGEMENT
               ----------

The following table lists the beneficial ownership, as of February 27, 1997, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings, Company records or information supplied by the persons named in the table.


Name and Address                     Amount and Nature
  of Beneficial Owner             of Beneficial Ownership   Percent of Class
---------------------             ------------------------  -----------------

David G. Davidson         28,000                       (2)               .33%
Paul L. Howard           692,595                       (3)              8.17%
Everett L. Hodges        747,478                    (2)(4)              8.78%
Morris V. Hodges         817,291                    (2)(5)              9.65%
                       ---------                            -----------------

                       2,282,364                       (1)             26.93%
                       =========                            =================

(1)     All directors and officers, as a group, including persons named above.

(2) Messrs. David G. Davidson, Everett L. Hodges and Morris V. Hodges were each granted 16,600 and 8,400 shares of the Company stock under the Directors Stock Compensation Plan on February 14, 1994 and February 19, 1995, respectively. See "Executive Compensation - Compensation of Directors."

(3)     The 692,595 shares beneficially held by Paul L. Howard are held in the
Howard  Family  Trust.    See  "Executive  Compensation  -  Compensation  of
Directors."

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
               MANAGEMENT  (Continued)
               ----------

(4) The 744,478 shares beneficially held by Everett L. Hodges include 587,896 shares held of record jointly in the Everett L. Hodges and Mary M. Hodges Trust. This amount also includes 43,400 shares held directly by Everett L. Hodges, 83,182 shares held of record by Energy Production & Sales Co., Inc. (EPS), and 30,000 shares held by California Oil Independents, Inc. The 744,478 shares do not include 80,416 shares held in trust for the children and grandchild of Everett L. and Mary M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership. See "Executive Compensation
- Compensation of Directors." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

(5) The 817,291 shares beneficially held by Morris V. Hodges include 734,109 shares held of record jointly in the Morris V. Hodges and Kathryn M. Hodges Trust. This amount also includes 83,182 shares held of record by
Sunset Pipeline and Terminalling, Inc. The 817,291 shares beneficially held by Morris V. Hodges do not include 149,235 shares held by adult children of Morris V. Hodges and Kathryn M. Hodges, as to which Mr. and Mrs. Morris V. Hodges disclaim any beneficial ownership. See "Executive Compensation -
Compensation of Directors." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 1996, each of the three non-employee directors who held office the entire year were paid $350 per month for a total of $4,200 each. Mr. Howard, who became President and Chief Executive Officer on March 24, 1995, received a $7,500 per month fee (as previously noted) for his services. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings.

Under the Directors Stock Compensation Plan in effect until May 31, 1994, described below, each of the non-employee directors of the Company were compensated in the amount of $700 per month, payable in lieu of cash, the award of equivalent shares of common stock of the Company. In February 1994, 99,600 shares of common stock were distributed to each of the non-employee directors for services rendered for the period May 1, 1992 through September 30, 1994. In February 1995, the balance of 50,400 shares were distributed to each of the six non-employee directors for services rendered for the period October 1993 through May 1994, at which time the Plan terminated, as all of the shares had been distributed. This Plan provided that each non-employee director was compensated by an award of shares of the Company's common stock valued at $700 per month, the actual number of shares to be calculated at the average market price of the Company's common stock for the month preceding the award or the net book value of the Company, expressed on a per-share basis, whichever is greater. Under this Plan, the directors' compensation in shares was in lieu of cash payments.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
               MANAGEMENT  (Continued)
               ----------

COMPENSATION  OF  DIRECTORS  (Continued)

The Company did not pay any additional fees to directors for serving as members of the Audit, Ad-Hoc or Compensation Committees during the last fiscal year.

1993  INCENTIVE  STOCK  OPTION  PLAN  AND 1993 NON-STATUTORY STOCK OPTION PLAN

The Company has in effect two stock option plans - the 1993 Incentive Stock Option Plan (the Incentive Plan) and the 1993 Non-Statutory Stock Option Plan (the Non-Statutory Plan) (the Incentive Plan and the Non-Statutory Plan are sometimes collectively referred to herein as the Plans), which were adopted by the Board of Directors and approved by the shareholders of the Company in 1993. The Plans in the aggregate provide for the granting of options to purchase a maximum of 1,200,000 shares of the Company's common stock to employees and directors of the Company and its affiliates (as defined herein); however, options which may be granted to non-employee directors are limited to a maximum of 60,000 shares. The Plans expire on February 8, 2003.

Any of the Company's current or future employees who render, in the opinion of the Board of Directors, the type of services which tend to contribute materially to the success of the Company or an affiliate of the Company are eligible to participate in the Incentive Plan. Any of the Company's current or future employees or directors (whether or not otherwise employed by the Company) who render, in the opinion of the Board of Directors, the type of services which tend to contribute materially to the success of the Company or an affiliate of the Company are eligible to participate in the Non-Statutory Plan.

The Plans are administered by the Board of Directors of the Company which has the authority to determine the employees and directors to whom options are to be granted, the number of shares subject to each option price of outstanding options (but not below the fair market value of the shares subject thereto), to enter into agreements relating to the value of the option at the date of grant, and to make all other determinations necessary or advisable to the administration of the Plan. With the consent of the optionee, the Board of Directors will also have the power to substitute options with different terms for previously granted options, or to amend the terms of any option.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
               MANAGEMENT  (Continued)
               ----------

1993 INCENTIVE STOCK OPTION PLAN AND 1993 NON-STATUTORY STOCK OPTION PLAN (Continued)

The Board of Directors may delegate administration of the Plan to a committee composed of not less than three members of the Board of Directors. Administration of the Plan with respect to committee members, however, just remain vested in the Board. With respect to options granted to a director, the Board of Directors shall take action by a vote sufficient without counting the vote of the interested director. Interested directors may be counted in determining the presence of quorum at a meeting of the Board of Directors which authorized the granting of options to such directors.

On October 7, 1993, Mr. Butler was granted an option under the Non-Statutory Stock Option Plan to purchase up to 500,000 shares of the common stock of the Company at a price of $.70 per share. Mr. Butler has not exercised his option.

1993  STOCK  BONUS  PLAN

In February 1993, the Board of Directors adopted the Company's 1993 Stock Bonus Plan (Bonus Plan). The Bonus Plan provides the awarding of up to 50,000 shares of the Company's common stock to officers and key employees of the Company. The Plan is administered by the Board of Directors which has the authority to determine the officers and key employees to whom stock bonuses are to be awarded, the time or times at which stock bonuses will be awarded, and, subject to the limits discussed below, the number of shares to be granted under each award. The Board of Directors has the power to delegate the administration of the Bonus Plan to a committee of the Board appointed in accordance with the Company's Bylaws. The aggregate fair market value (determined as of the date of grant) of the shares of common stock awarded to any officer or key employee under the Bonus Plan in any one calendar year cannot exceed one-sixth of the officer's or key employee's salary (excluding bonuses and awards under other incentive plans maintained by the Company) for such calendar year. The Bonus Plan terminates on February 8, 1998. No stock bonus awards were made to officers or key employees of the Company during 1995.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
               MANAGEMENT  (Continued)
               ----------

DIRECTORS  STOCK  COMPENSATION  PLAN

On April 16, 1992, as part of its cost containment program, the Board of Directors of the Company adopted the Directors Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan provides for the granting of stock to non-employee directors of the Company in lieu of paying director's fees in cash. The purpose of the Stock Compensation Plan is to minimize cash outflow from the Company by compensating non-employee directors for their services to the Company in stock rather than in cash. The maximum number of shares provides for the Stock Compensation Plan is 150,000. Only non-employee directors of the Company are eligible to participate in the Stock Compensation Plan. In February 1994 and February 1993, a distribution of 16,600 shares and 8,400 shares was made to each of the non-employee directors under this Plan, respectively. This Plan terminated on February 10, 1995, at which time all of the shares issued under this Plan were distributed to non-employee directors.

The Stock Compensation Plan is administered by the disinterested members of the Board, or, in the event there are none such, the President and Chief Executive Officer and the Secretary of the Company. The granting of stock under the Stock Compensation Plan is according to a pre-set formula. Directors fees payable to non-employee directors of the Company under this plan were set by the Board at $700 per month. Under the Stock Compensation Plan, the eligible directors received stock at a value of $700 per month, determined by the average trading price as quoted on the nasdaq Small Cap System for the calendar month immediately preceding the month in which the directors fees is earned; provided, however, that the valuation of the stock shall not be less than the net book value of the Company expressed on a per share basis. Certificates evidencing the shares shall be distributed to eligible directors quarterly. These shares shall be restricted shares, subject to a two year holding period.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

The Company did not grant any stock options under the 1993 Incentive Stock Option Plan, the 1993 Non-Statutory Stock Option Plan or the 1993 Stock Bonus Plan during the last fiscal year.

REPORTABLE  TRANSACTIONS

To the knowledge of the Company, as of February 26, 1996, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

During the last fiscal year, the Company has been involved in various related party transactions with certain Directors of the Company, or entities controlled or affiliated with such individuals. The following table sets forth the relationship, through ownership of securities, between Petrominerals and the following individuals and entities:

Name                    Beneficial Owner        Percentage Owned
-------------------  ----------------------  -----------------------
Petrominerals 96-1,       General Partner:
a Limited Partnership        Petrominerals              1.00%
                          Limited Partners:
                             Paul L. Howard            23.21%
                             Morris V. Hodges          17.86%
                             David G. Davidson         17.86%
                             Unrelated parties         40.07%
                                                      -------
                                   TOTAL              100.00%
                                                      =======

Petrominerals 81-1,       General Partner:
a Limited Partnership        Petrominerals              6.78%
   (Partnership)          Limited Partners:
                             EPS                       33.90%
                             Morris V. Hodges           2.26%
                             Paul L. Howard             2.26%
                             Unrelated parties         54.80%
                                                      -------

                                    TOTAL             100.00%
                                                      =======

Terra-Therme II              Petrominerals             19.13%
(formerly the                Paul L. Howard             9.56%
Newberry Partnership),       Unrelated parties         71.31%
                                                      -------
a general partnership
(Terra-Therme II)                   TOTAL              100.00%
                                                       =======


Petrominerals  96-1  Limited  Partnership
-----------------------------------------

The Petrominerals 96-1 Limited Partnership was formed in December 1996, for the purpose of drilling a well on the Company's Mabel Strawn oil lease. The Company entered into a joint venture agreement with the partnership and assigned the drill site to the joint venture.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
(Continued)

Petrominerals  96-1  Limited  Partnership  (Continued)
-----------------------------------------

The partnership contributed $280,000 to cover the intangible costs of drilling the well and the Company provided the drill site and well casing under a turnkey drilling contract. The Company also provided all of the other tangible equipment needed to produce the well under a lease agreement, proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. The Company will receive $2,400 per month for leased equipment until payout and $400 thereafter. The Company will also receive a $350 per month management fee as general partner. Payout is expected to occur in 24 months.

Petrominerals  81-1  Limited  Partnership
-----------------------------------------

The Petrominerals 81-1 Limited Partnership was formed in 1981 for the purpose of drilling one development well on the Company's McGillivrae Lease, located on the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California, and two development wells on the Field Fee Lease, located on the Cat Canyon field, Santa Barbara County, California. The Limited Partners were granted options to participate in the drilling of one additional well on the McGillivrae Lease and two additional wells on the Field Fee Lease. Petrominerals, as General Partner, elected to exercise its option to purchase the interest in the McGillivrae No. 3 well for a cash consideration of $8,161. An Option Agreement for the purchase of the McGillivrae No. 3 well was executed on July 1, 1988.

Petrominerals, as General Partner, has contributed $104,067 to the Partnership, which represents approximately seven percent (7%) of the aggregate contributions to the Partnership's capital, and the limited partners have contributed $1,443,277 to the Partnership. Petrominerals will receive or be charged with its proportionate share of each item of the Partnership's income, gain, expense, deduction, loss or credit; provided, however, that Petrominerals bears 100% of the losses incurred by the Partnership after the loss exceeds the capital contributions of the limited partners. During 1993 and 1994, Petrominerals did not receive any income from the Partnership options and realized $3,986 in overriding royalty interests.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
(Continued)

Petrominerals  81-1  Limited  Partnership  (Continued)
-----------------------------------------

The Partnership contributed the funds for the intangible costs of drilling the wells. Until the Partnership received 110% of its investment in all ventures (payout), the Partnership will receive 176% and 110% of the revenues attributable to the working interest in the first and second McGillivrae wells, respectively, and Petrominerals, as General Partner, receives a five percent (5%) overriding royalty on the McGillivrae Lease. Petrominerals' overriding royalty terminates after payout, at which time Petrominerals will receive 65% of the net revenues attributable to the working interest, and the Partnership will receive the remaining 35% of the net revenues attributable to the working interest.

The McGillivrae No. 3 Partnership well was completed during 1982, and the McGillivrae No. 2 well was completed during 1983. The Partnership redrilled the McGillivrae No. 3 well during 1985.

Petrominerals has recognized a total of $1,197,000, in payment for its services under the Partnership drilling contracts. In addition to income derived from its overriding royalties, working interests and drilling fees, Petrominerals received operator and equipment lease fees which totaled $7,800 during 1995.

Terra-Therme  II
----------------

Terra-Therme II, a general partnership, was formed in November 1982, for the purpose of acquiring and owning interests in geothermal leases located in the Newberry Crater area of the Deschutes National Forest in Central Oregon. In addition to their interest in Terra-Therme II, the Company and Paul L. Howard, individually, held interests in lease options to acquire approximately 17,000 acres and 15,000 acres, respectively, of geothermal leases in the Newberry Crater area.

In June 1991, Vulcan Power Company (Vulcan) entered into negotiations with representatives of Petrominerals and Terra-Therme II Partnership with respect to Vulcan purchasing certain rights in the Newberry Crater geothermal leases formerly held by another party. Vulcan formed a new joint venture partnership entity known as Vulcan Pacific, in which Vulcan acts as operator of the interest it acquired.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
(Continued)

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS  (Continued)

Terra-Therme  II  (Continued)
----------------

Vulcan purchased its interests in the Newberry Crater properties for a total investment of less than $500,000, plus approximately 120,000 shares of Vulcan Class A common stock. Petrominerals received $11,915 in cash and 44,943 shares of Vulcan Class A common stock for a carried interest in the development of this property. The Terra-Therme II Partnership retain a 1% net profit interest in certain of the properties in the Newberry site. In addition, the Terra-Therme Partnership retains a 0.6% overriding royalty interest on certain remaining properties it acquired from Vulcan. The Company retains a 19.125% interest and Mr. Howard retains a 9.563% interest in the Terra Therme II Partnership.

Sale  of  Long  Beach  Facility
-------------------------------

On May 16, 1995, Hydro-Test International (HTI), a wholly owned subsidiary of Petrominerals, entered into an agreement with Everett L. Hodges and Morris V. Hodges, two of the directors of Petrominerals, to purchase the assets of the HTI Long Beach, California, location for $260,000. These directors then began doing business with those assets as Hydro-Test Long Beach, LLC. Both, Everett
L.  Hodges  and  Morris V. Hodges, are directors of the Company (see Item 10).

Several competitive bids were solicited by management before a final decision was made to sell these assets to Everett L. and Morris V. Hodges. The Hodges' bid was ultimately selected because it was the highest bid and was a cash offer. Management feels that this sale represents an arm's length transaction.

Other than the transactions described above, no executive officer, director, stockholder known to the Company to own, beneficially or of record, more than 5% of the Company's common stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year or proposes to engage in the future, in any transaction or series of similar transactions with the Company, directly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
(Continued)

INDEBTEDNESS  OF  MANAGEMENT

During the Company's last fiscal year, no executive officer, director, any member of the immediate family or any of those persons, any corporation or organization for which any of those persons serve as an executive officer or partner or which they own directly or indirectly 10% or more of its equity securities, or any trust or other estate in which any of the Company's executive officers or directors have a substantial beneficial interest or for which they serve as a trustee or in a similar capacity, has owed the Company at any time since the beginning of its last fiscal year more than $60,000.

                                    PART IV
                                    -------

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
               ON  FORM  8-K
               -------------


                                                                     Page(s)
                                                                     -------

A.  LIST OF DOCUMENTS
    -----------------
    1.  Consolidated Financial Statements
        --------------------------------------------------------

           The following consolidated financial statements of Petrominerals are included in Part II, Item 7:

           Report of Brown Armstrong Randall & Reyes,
            Independent Auditor's Report                                21-22

           Consolidated Balance Sheet at December 31, 1996 and 1995     23-24

           Consolidated Statements of Operations for the Years
            Ended December 31, 1996 and 1995                               25

           Consolidated Statements of Shareholders' Equity for
            the Years Ended December 31, 1996 and 1995                     26

           Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1996 and 1995                               27

           Notes to Consolidated Financial Statements                   28-45


     2.          Financial  Statement  Schedules
                 -------------------------------

     The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.

          Schedules  for  the  Years  Ended  December  31,  1996  and  1995:

     Schedule  II  -  Valuation,  Qualifying  Accounts
            and  Reserves                                                  62

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
               ON  FORM  8-K  (Continued)
               -------------
     3.  Reports  on  Form  8-K
         ----------------------
         None.
     4.  Exhibits
         --------
          (2)(a) Order Approving Disclosure Statement and Fixing Time for Filing Acceptances and Rejections of Plan and Fixing Date for Confirmation Hearing for Hydro-Test International, Inc.(1)

          (2)(b) Supplemental Hydro-Test International, Inc. Chapter 11 Disclosure Statement(1)

          (2)(c)  Supplemental Hydro-Test International, Inc. Chapter 11
Plan(1)
          (3)(a)  Certificate  of  Incorporation(2)
          (3)(a)(i)  Amendment  of  Certificate  of  Incorporation(3)
          (3)(b)  Bylaws,  as  Amended(3)
          (10)(a) Petrominerals Corporation 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan Incorporation(4)

          (10)(b) Form of Petrominerals Corporation Employee Stock Option Agreement(4)

          (10)(c)  Petrominerals Corporation 1993 Employee Stock Bonus
Plan(5)
          (10)(d)  Petrominerals Corporation Directors Stock Compensation
Plan(6)
          (21)  Subsidiaries  of  the  Registrant

(1) Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1981.

(3) Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(4)          Incorporated  herein  by  reference  to Form S-8 Registration No.
33-70690, as filed with the Securities and Exchange Commission on October 22, 1993.

(5)          Incorporated  herein  by  reference  to Form S-8 Registration No.
33-70688, as filed with the Securities and Exchange Commission on October 22, 1993.

(6)          Incorporated  herein  by  reference  to Form S-8 Registration No.
33-70692, as filed with the Securities and Exchange Commission on October 22, 1993.

                           PETROMINERALS CORPORATION
           SCHEDULE II - VALUATION, QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994





                                        Additions

                                  Balance at   (Recoveries)        Balance
                                   Beginning    Charged             at End
                                   of Period    to Income          of Period
                                -------------   ---------------    ---------
                                               (in thousands)

Valuation allowance on oil
  and gas properties

                          1996  $    10,963  $          -      $        10,963
                                ===========  =============     ===============

                          1995  $    10,963  $           -     $        10,963
                                ============ ==============    ===============





                                            (Additions)
                              Balance at    Recoveries       Balance
                              Beginning        Posted        at End
                              of Period       to Income     of Period
                              ------------  ---------------  ---------
                                            (in thousands)

Allowance for doubtful
  receivable

                        1996  $        66  $        37      $            29
                              ===========  ============     ===============

                        1995  $        25  $       (41)     $            66
                              ===========  ============     ===============


                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PETROMINERALS  CORPORATION
     (Registrant)



____________________,  1997          By:_______________________________________
                                       Paul  L.  Howard,
                                       President  and  Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


____________________,  1997          By:_______________________________________
                                       Paul  L.  Howard,
                                       President  and  Chief  Executive  Officer

____________________,  1997          By:_______________________________________
                                       David  G.  Davidson,  Director



____________________,  1997         By:________________________________________
                                      Everett L. Hodges, Director


____________________,  1997          By:_______________________________________
                                      Morris  V.  Hodges,
                                      Assistant  Secretary  and  Director

                                   EXHIBITS

                                  EXHIBIT 21


                        SUBSIDIARIES OF THE REGISTRANT

1.          Hydro-Test  International,  Inc.