Form 10QSB
period 1997-03-31
PETROMINERALS CORP
filed 1997-05-14
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES ACT OF 1934
     For the transition period from to.


                          Commission File No. 1-6336
                          --------------------------

                           Petrominerals Corporation
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                  No. 95-2573652
   -------------------------                       --------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or  organization)

                 915 South Westminster Avenue, Alhambra, California 91803
       -------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (818) 284-8842
                      ------------------------------------
              (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ]          [X]
                                No          Yes

The number of shares of Registrant's common stock outstanding at March 31, 1997 was 8,475,336.

                           PETROMINERALS CORPORATION
                                     INDEX


                                                                     Page
                                                                 ------------

PART I - FINANCIAL INFORMATION

Item 1   Unaudited Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1997
       and December 31, 1996                                               3

     Consolidated Statements of Operations
       for the three months ended March 31, 1997 and 1996                  5

     Consolidated Statements of Cash Flows
       for the three months ended March 31, 1997 and 1996                  6

      Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

PART II - OTHER INFORMATION                                                9

SIGNATURES                                                                10

                        PART I - FINANCIAL INFORMATION

Item  1.    Unaudited  Consolidated  Financial  Statements
            ----------------------------------------------


                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                                    ASSETS


                                         March 31,   December 31,
                                            1997         1996
                                         ----------  -------------

Current Assets
  Cash and cash equivalents              $      309  $         614
  Accounts receivable, net                      174            183
  Inventories                                    61             61
  Prepaid expenses                               27             16
  Other current assets                           20             20
                                         ----------  -------------

    Total Current Assets                        591            894

Restricted Cash                                  40             40

Property and Equipment, net (including
  oil and gas properties accounted for
  on the successful efforts method)           2,125          2,062

Notes Receivable and Other Assets               459            461
                                         ----------  -------------

    Total Assets                         $    3,215  $       3,457
                                         ==========  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,   December 31,
                                                  1997          1996
                                                  ----          ----


Current Liabilities
  Accounts payable                              $      176  $         464
  Current portion of long-term debt                      8              8
  Accrued liabilities                                   82             87
  Royalties payable                                     40             42
                                                ----------  -------------
    Total Current Liabilities                          306            601

Long-Term Debt, net of current portion                   9              7
Prepetition liabilities                                516            521
                                                ----------  -------------


    Total Liabilities                                  831          1,129
                                                ----------  -------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares
    authorized; no shares issued
    and outstanding                                      -              -
  Common stock:
    $.10 par value, 20,000,000 shares
    authorized; 8,475,336 shares
    issued and outstanding at March 31,
    1997 and December 31, 1996, respectively           848            848

Capital in Excess of Par Value                         563            563
Retained Earnings                                      973            917
                                                ----------  -------------

    Total Stockholders' Equity                       2,384          2,328
                                                ----------  -------------

    Total Liabilities and Stockholders' Equity  $    3,215  $       3,457
                                                ==========  =============

       See accompanying notes to the consolidated financial statements

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                         For  the  three  months
                                            ended  March  31,
                                            -----------------

                                              1997    1996
                                             ------  -------

REVENUES
  Oilfield services                          $   12  $    2
  Oil and gas                                   325     252
  Gain on sale of assets                          -       2
  Other income                                   31      16
                                             ------  -------

    Total Revenues                              368     272
                                             ------  -------

COSTS AND EXPENSES
  Oilfield services                              35       -
  Oil and gas                                   130     193
  Depreciation, depletion and amortization       28      28
  General and administrative                    110      88
  Interest                                        1       1
  Other expense                                   8      54
                                             ------  -------

    Total Costs and Expenses                    312     364
                                             ------  -------

Net income (loss)                            $   56  $  (92)
                                             ======  =======


Net income (loss) per share                  $  .01  $ (.01)
                                             ======  =======


Weighted Average Common Shares
  Outstanding                                 8,475   8,460
                                             ======  =======

         See accompanying notes to consolidated financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                     For  the  three  months
                                                        ended  March  31,
                                                        -----------------

                                                           1997    1996
                                                          ------  ------

Cash Flows from Operating Activities
  Net income (loss)                                       $  56   $ (92)
  Adjustments to reconcile net loss to net cash
   provided from operating activities:
    Depreciation, depletion and amortization                 28      28
    Loss on sale of assets                                    -       2
    Changes in operating working capital:
      Accounts receivable                                     9     (38)
      Prepaid                                               (11)    (15)
      Inventory                                               -     135
      Accounts payable                                     (288)      7
      Royalties payable                                      (2)     10
      Accrued liabilities                                    (5)     (1)
      Prepetition liabilities                                (5)      -
                                                          ------  ------
       Net Cash Provided (Used) by Operating Activities    (218)     36
                                                          ------  ------

Cash Flows from Investing Activities
  Capital expenditures                                      (91)    (27)
  Collection of note receivable                               2       4
                                                          ------  ------

       Net Cash Provided (Used) by Investing Activities     (89)    (23)
                                                          ------  ------

Cash Flows from Financing Activities
  Principal payment of debt                                   -     (16)
  Long term debt borrowed                                     2       -
                                                          ------  ------

       Net Cash Provided (Used) by Financing Activities       2     (16)
                                                          ------  ------

Net Decrease in Cash and Cash Equivalents                  (305)     (3)

Cash and Cash Equivalents at beginning of period            654     325
                                                          ------  ------

Cash and Cash Equivalents at end of period                $ 349   $ 322
                                                          ======  ======

     See accompanying notes to the consolidated financial statements

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation used in 1997.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

ITEM 2 - Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
             of  Operations
             --------------

Financial  Condition

The Company had a negative cash flow of approximately $305,000 for the three months ended March 31, 1997. This decrease in cash was primarily the result of paying off accrued liabilities associated with the Petrominerals 96-1 turnkey drilling contract. As a result, accounts payable decreased by approximately $288,000 during this same period of time. The Company does not currently have any plans to drill additional wells.

Three  months  ended  March  31,  1997 as compared with the three months ended
------------------------------------------------------------------------------
March  31,  1996.
-----------------

The Company had income from continuing operations of approximately $56,000 for the three months ended March 31, 1997, as compared to a loss of approximately $92,000 for the three months ended March 31, 1996. The net loss in 1996 was primarily the result of remedial expenses associated with oil and gas operations. This remedial work was not feasible during the periods of depressed oil prices in the early 1990's, however, the Company was able to complete this work during 1996.

Business  Review

Oil  and  Gas  Segment
----------------------

The Company continues to realize the benefit of remedial work that was performed in the previous year. As a result of this remedial work, the new well that was drilled by Petrominerals 96-1 and improved oil prices, the Company's oil and gas revenues have increased by 29% as compared to the three months ended March 31, 1996. Expenses relating to the production of oil and gas have decreased by 48% during the same period. Management feels that the profits during the first quarter will be representative of the next three quarters of this year.

Oilfield  Services  Segment
---------------------------

The Company continues to operate its wholly owned subsidiary Hydro-Test International, Inc. (HTI) with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations increased by $10,000 during the first three months of 1997, as compared to the same period in 1996, however, oilfield service expenses increased by $35,000 during the same period. It is difficult to determine if these losses will continue.

                          PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


ITEM  2.          CHANGES  IN  SECURITIES
                  -----------------------

None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
                  ----------------------------------

None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                  -----------------------------------------------------------

None.


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a)          Exhibits  -  None.

(b)          Reports  on  Form  8-K  -  None.

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       PETROMINERALS  CORPORATION
     ----------------------------
             (Registrant)




      Paul  L.  Howard
      President,  CEO  &  Chief  Financial  Officer

                           PETROMINERALS CORPORATION

                                  FORM 10-QSB

                          FOR THE THREE MONTHS ENDED
                                MARCH 31, 1997