Form 10QSB
period 1997-06-30
PETROMINERALS CORP
filed 1997-08-14
CIK 77952

PETROMINERALS CORPORATION

                                  FORM 10-QSB

                           FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1997

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
      For the transition period from to.


                          Commission File No. 1-6336
                          --------------------------

                           Petrominerals Corporation
                           -------------------------
            (Exact Name of Registrant as Specified in its Charter)

                                   Delaware
                                   --------
        (State or other jurisdiction of incorporation or organization)

                                  95-2573652
                                  ----------
                     (I.R.S. Employer Identification No.)

           915 South Westminster Avenue, Alhambra, California  91803
           ---------------------------------------------------------
                   (Address of Principal executive offices)

                                (818) 284-8842
                                --------------
             (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ]         [X]
                                No         Yes

The number of shares of Registrant's common stock outstanding at August 4, 1997 was 8,475,336.

                           PETROMINERALS CORPORATION

                                     INDEX




                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.                         Consolidated Financial Statements

Consolidated Balance Sheets June 30, 1997 and December 31, 1996           3

Consolidated Statements of Operations for the three months and
 six months ended June 30, 1997 and 1996                                  5

Consolidated Statements of Cash Flows for the six months ended
June 30, 1997 and 1996                                                    6

Notes to Consolidated Financial Statements                                7


Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     8

PART II - OTHER INFORMATION                                              10

SIGNATURES                                                               11

         See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

         See accompanying notes to consolidated financial statements.

Item  1.    Consolidated  Financial  Statements
            -----------------------------------


                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)


                                    ASSETS


                                                           December 31,
                                          June 30, 1997        1996
                                         ---------------  --------------
                                           (Unaudited)      (Audited)

Current Assets
  Cash and cash equivalents              $           220  $          614
  Accounts receivable, net                           154             183
  Inventories                                         65              61
  Prepaid expenses                                    32              16
  Other current assets                                 -              20
                                         ---------------  --------------

    Total Current Assets                             471             894

Restricted Cash                                       40              40

Property and Equipment, net (including
  oil and gas properties accounted for
  on the successful efforts method)                2,196           2,062

Notes Receivable and Other Assets                    478             461
                                         ---------------  --------------

    Total Assets                         $         3,185  $        3,457
                                         ===============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  December 31,
                                                 June 30, 1997        1996
                                                ---------------  --------------
                                                  (Unaudited)      (Audited)

Current Liabilities
  Accounts payable                              $           142  $          464
  Current portion of long-term debt                           8               8
  Accrued liabilities                                       102              87
  Royalties payable                                          34              42
                                                ---------------  --------------

    Total Current Liabilities                               286             601

Long-Term Debt, net of current portion                        7               7
Prepetition liabilities                                     516             521
                                                ---------------  --------------


    Total Liabilities                                       809           1,129
                                                ---------------  --------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares
    authorized; no shares issued
    and outstanding                                           -               -
  Common stock:
    $.10 par value, 20,000,000 shares
    authorized; 8,475,336 shares
    issued and outstanding at June 30,
    1997 and December 31, 1996, respectively                848             848

Capital in Excess of Par Value                              563             563
Retained Earnings                                           965             917
                                                ---------------  --------------

    Total Stockholders' Equity                            2,376           2,328
                                                ---------------  --------------

    Total Liabilities and Stockholders' Equity  $         3,185  $        3,457
                                                ===============  ==============

         See accompanying notes to consolidated financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                For the three     For the six
                                                 months ended     months ended
                                                  June  30,         June 30,

                                                1997      1996    1997   1996
                                                ----      ----    ----   ----



REVENUES
  Oilfield services                            $   31   $    6   $   43  $    8
  Oil and gas                                     264      299      589     551
  Gain on sale of assets                            -        1        -       3
  Other income                                     42       16       73      32
                                               -------  -------  ------  ------

    Total Revenues                                337      322      705     594
                                               -------  -------  ------  ------

COSTS AND EXPENSES
  Oilfield services                                44      127       79     127
  Oil and gas                                     146      147      276     340
  Depreciation, depletion and amortization         28       31       56      59
  General and administrative                      120       41      230     183
  Interest                                          -        1        1       2
  Other expense                                     8       15       15      15
                                               -------  -------  ------  ------

    Total Costs and Expenses                      346      362      657     726
                                               -------  -------  ------  ------

Net Income (Loss) Before Reorganization Item       (9)     (40)      48    (132
                                               -------  -------  ------  ------

Reorganization Item
  Gain on debt forgiven                             -      599        -     599
                                               -------  -------  ------  ------

Net income (loss)                              $   (9)  $  559   $   48  $  467
                                               =======  =======  ======  ======

Net income (loss) per share                    $  .00   $  .07   $  .01     .06
                                               =======  =======  ======  ======

Weighted Average Common Shares
  Outstanding                                   8,475    8,472    8,475   8,466
                                               =======  =======  ======  ======

         See accompanying notes to consolidated financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)



                                                           1997    1996
                                                          ------  ------

Cash Flows from Operating Activities
  Net income (loss)                                       $  47   $ 467
  Adjustments to reconcile net loss to net cash
   provided from operating activities:
    Depreciation, depletion and amortization                 56      59
    Changes in operating working capital:
      Accounts receivable                                    29     (40)
      Prepaid                                               (16)    (20)
      Inventory                                              (4)    135
      Other assets                                           20      12
      Accounts payable                                     (322)    (74)
      Royalties payable                                      (8)     11
      Accrued liabilities                                    15     (37)
      Prepetition liabilities                                (5)   (555)
                                                          ------  ------

       Net Cash Provided (Used) by Operating Activities    (188)    (42)
                                                          ------  ------

Cash Flows from Investing Activities
  Capital expenditures                                     (189)    (17)
  Collection of note receivable                             (17)      -
                                                          ------  ------

       Net Cash Provided (Used) by Investing Activities    (206)    (17)
                                                          ------  ------

Cash Flows from Financing Activities
  Principal payment of debt                                   -     (18)
                                                          ------  ------

Net Decrease in Cash and Cash Equivalents                  (394)    (77)

Cash and Cash Equivalents at beginning of period            654     409
                                                          ------  ------

Cash and Cash Equivalents at end of period                $ 260   $ 332
                                                          ======  ======

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

ITEM  2  -  Management's  Discussion  and  Analysis of Financial Condition and
            ------------------------------------------------------------------
            Results of  Operations
            ----------------------

Financial  Condition

The Company had a negative cash flow of approximately $394,000 for the six months ended June 30, 1997. This decrease in cash was primarily the result of paying off accrued liabilities associated with the Petrominerals 96-1 turnkey drilling contract in the first quarter of 1997. As a result, accounts payable decreased by approximately $322,000 during this same period of time. The Company does not currently have any plans to drill additional wells.

Six  months ended June 30, 1997 as compared with the six months ended June 30,
------------------------------------------------------------------------------
1996.
-----

The Company had income from continuing operations of approximately $47,000 for the six months ended June 30, 1997, as compared to a loss of approximately $132,000 for the six months ended June 30, 1996. The net profit in 1997 was primarily the result of increased oil sales due to the Company's new well that began production in January 1997.

Business  Review

Oil  and  Gas  Segment
----------------------

The Company continues to realize the benefit of remedial work that was performed in the previous year. As a result of this remedial work and the new well that was drilled by Petrominerals 96-1, the Company's oil and gas revenues have increased by 7% as compared to the six months ended June 30, 1996. This increase is less than the 29% increase noted at March 31, 1997, due to less favorable oil prices. Expenses relating to the production of oil and gas have decreased by 19% during the same period as the Company continuously improves efficiency. The increase in other income of approximately $41,000 was due to increased operator fees and equipment leasing fees associated with the new well. Management feels that the profits during the first two quarters of 1997 will be representative of the second half of this year.

Management is also continuing to pursue negotiations with a developer that has entered into an agreement that provides an option to purchase the Company's undeveloped land. If the Company is successful in these negotiations and the land is sold or leased, future cash flows could increase significantly.

ITEM  2  -  Management's  Discussion  and  Analysis of Financial Condition and
            ------------------------------------------------------------------
            Results of  Operations  (Continued)
            -----------------------------------

Business  Review  (Continued)

Oilfield  Services  Segment
---------------------------

The Company continues to operate its wholly owned subsidiary, Hydro-Test International, Inc. (HTI), with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations increased by $35,000 during the first six months of 1997, as compared to the same period in 1996, due to more favorable oil prices. Oilfield service expenses decreased by $48,000 during the same period due to the decline in administrative expenses associated with the bankruptcy proceedings. This resulted in a net loss of $36,000 for the six months ended June 30, 1997, as opposed to a net loss of $119,000 for the same period in 1996. It is difficult to determine if these losses will continue, however, HTI is in the process of expanding their client base in hopes of increasing future revenues.

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