Form 10QSB
period 1997-09-30
PETROMINERALS CORP
filed 1997-11-12
CIK 77952

PETROMINERALS CORPORATION

                                  FORM 10-QSB

                           FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1997

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

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

                           PETROMINERALS CORPORATION

                                     INDEX




                                                                                          Page
                                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

                    Consolidated Balance Sheets September 30, 1997
                    and December 31, 1996                                  4

                    Consolidated Statements of Operations for
                    the three months and nine months ended
                    September 30, 1997 and 1996                            6

                    Consolidated Statements of Cash Flows for
                    the nine months ended September 30, 1997 and 1996      7

                    Notes to Consolidated Financial Statements             8


Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9

PART II - OTHER INFORMATION                                               11

SIGNATURES                                                                12

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

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS
            -----------------------------------

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                    ASSETS


                                                    September 30,    December 31,
                                                        1997             1996
                                                   ---------------  --------------
                                                     (Unaudited)      (Audited)

Current Assets
  Cash and cash equivalents                        $           275  $          614
  Accounts receivable, net                                     138             183
  Inventories                                                   56              61
  Prepaid expenses                                              41              16
  Other current assets                                           -              20
                                                   ---------------  --------------

    Total Current Assets                                       510             894

Restricted Cash                                                 40              40

Property and Equipment, net (including oil and
  gas properties accounted for on the successful
  efforts method)                                            2,208           2,062

Notes Receivable and Other Assets                              478             461
                                                   ---------------  --------------

    Total Assets                                   $         3,236  $        3,457

         See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,    December 31,
                                                       1997             1996
                                                  ---------------  --------------
                                                    (Unaudited)      (Audited)

Current Liabilities
  Accounts payable                                $           120  $          464
  Current portion of  long-term debt                            8               8
  Accrued liabilities                                         107              87
  Royalties payable                                            32              42
                                                  ---------------  --------------
    Total Current Liabilities                                 267             601

Long-Term Debt, net of current portion                          5               7
Prepetition liabilities                                       519             521
                                                  ---------------  --------------
LiabilitiesLiabilties                                         791           1,129
                                                  ---------------  --------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
    No shares issued and outstanding                            -               -
  Common stock:
    $.10 par value, 20,000,000 authorized,
    8,475,336 shares issued and outstanding at
    September 30, 1997 and December 31, 1996                  848             848
Capital in Excess of Par Value                                563             563
Retained Earnings                                           1,034             917
                                                  ---------------  --------------
    Total Stockholders' Equity                              2,445           2,328
                                                  ---------------  --------------
    Total Liabilities and Stockholders' Equity    $         3,236  $        3,457

               See accompanying notes to consolidated financial statements.


                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                             For the three months   For the nine months
                                              ended September 30,    ended September 30,
                                                 1997     1996          1997    1996
                                              ----------------        --------------

REVENUES
  Oilfield services                           $     32  $    6       $    75  $   14
  Oil and gas                                      243     288           832     839
  Gain on sale of assets                             -      18             -      50
  Other income                                     124       4           197       7
                                              --------  ------        ------   -----
    Total Revenues                                 399     316         1,104     910
                                              --------  ------        ------   -----

COSTS AND EXPENSES
  Oilfield services                                 52      37           131     164
  Oil and gas                                      128     127           404     467
  Depreciation, depletion and amortization          25      32            81      91
  General and administrative                       115     102           345     286
  Interest                                           1       1             2       3
  Other expense                                      9      12            24      27
                                              --------  ------        ------  ------
    Total Costs and Expenses                       330     311           987   1,038
                                              --------  ------        ------  ------

Net Income (Loss) Before Reorganization Item        69       5           117    (128)
                                              ---- ---  ------        ------  ------

Reorganization Item
  Gain on debt forgiven                              -       -             -     599
                                              --------  ------        ------  ------
Net income                                    $     69  $    5        $  117  $  471
                                              ========  ======        ======  ======
Net income per share                               .01     .00           .01     .06
                                              ========  ======        ======  ======
Weighted average common shares outstanding       8,475   8,475         8,475   8,464
                                              ========  ======        ======  ======


         See accompanying notes to consolidated financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)


                                                                1997    1996
                                                               -----   -----

Cash Flows from Operating Activities
  Net income                                                   $ 117   $ 471
  Adjustments to reconcile net loss to net cash provided from
   Operating activities:
    Depreciation, depletion and amortization                      81      91
    (Gain) loss on sale of assets                                  -     (50)
    Changes in operating working capital:
     Accounts receivable                                          45     (47)
     Prepaid                                                     (25)    (23)
     Inventory                                                     5     131
     Other assets                                                 20       -
     Accounts payable                                           (344)    (81)
     Royalties payable                                           (10)     13
     Accrued liabilities                                          20     (65)
     Prepetition liabilities                                      (2)   (555)
                                                               ------  ------
      Net Cash Used by Operating Activities                      (93)   (115)
                                                               ------  ------

Cash Flows from Investing Activities
  Capital expenditures                                          (227)      -
  Proceeds from sale of assets                                     -      36
  Collection of note receivable                                  (17)     19
                                                               ------  ------
      Net Cash Provided (Used) by Investing Activities          (244)     55
                                                               ------  ------

Cash Flows from Financing Activities
  Principal payment of debt                                       (2)    (25)
                                                               ------  ------

Net Decrease in Cash and Cash Equivalents                       (339)    (85)
Cash and Cash Equivalents at beginning of period                 654     409
                                                               ------  ------
Cash and Cash Equivalents at end of period                     $ 315   $ 324
                                                               ======  ======

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

The Company had a negative cash flow of approximately $315,000 for the six months ended September 30, 1997. This decrease in cash was primarily the net effect of paying off accrued liabilities associated with the Petrominerals 96-1 turnkey drilling contract in the first quarter of 1997 and cash received under a purchase option for the Hasley Canyon real estate. As a result, accounts payable decreased by approximately $344,000 during this same period of time. The Company does not currently have any plans to drill additional wells.

The Company does, however, continue to review possible merger or sale options that would benefit shareholders. The Company's heavy crude oil reserves are desirable, and may be of interest to another entity. The Company and its consultants are currently exploring these options.

Nine  months  ended  September  30, 1997 as compared with the six months ended
------------------------------------------------------------------------------
September  30,  1996.
---------------------

The Company had income from continuing operations of approximately $117,000 for the nine months ended September 30, 1997, as compared to a loss of approximately $128,000 for the nine months ended September 30, 1996. The profits in 1997 are reflective of the Company's efforts to maximize shareholder value. Under this plan, the Company has completed a new well, entered into an agreement with a developer to sell some of the Company's real estate, and has generally continued to keep costs low while improving revenues.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

The Company continues to realize the benefit of remedial work that was performed in the previous year. However, this increase is less than the 29% increase noted at March 31, 1997, due to less favorable oil prices. Expenses relating to the production of oil and gas have decreased by 16% during the same period as the Company continuously improves efficiency. The increase in other income of approximately $190,000 was due to increased operator fees and equipment leasing fees associated with the new well and fees received under the lease and option to purchase agreement with the developer of the Hasley Canyon real estate. Management feels that the profits during the first three quarters of 1997 will be representative of the final quarter of this year.

The Company entered into a lease and option to purchase agreement with a developer effective December 30, 1996. Under this agreement, the Company has received approximately $100,000 from an unrelated developer. These payments have been recorded as other income, as they do not reduce the purchase price of the property should the developer exercise his option. The Company feels that the developer's low-density plans will ensure that the Company has a compatible neighbor in the future.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
            ------------------------------------------------------------------
            RESULTS OF  OPERATIONS  (Continued)
            -----------------------------------

BUSINESS  REVIEW  (Continued)

Oilfield  Services  Segment
---------------------------

The Company continues to operate its wholly owned subsidiary, Hydro-Test International, Inc. (HTI), with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations increased by $61,000 during the first nine months of 1997, as compared to the same period in 1996, due to more favorable oil prices. Oilfield service expenses decreased by $33,000 during the same period due to the decline in administrative expenses associated with the bankruptcy proceedings. This resulted in a net loss of $56,000 for the nine months ended September 30, 1997, as opposed to a net loss of $150,000 for the same period in 1996. It is difficult to determine if these losses will continue, however, HTI is in the process of expanding their client base in hopes of increasing future revenues.

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

(a)          Exhibits  -  Financial Data Schedule

(b)          Reports  on  Form  8-K  -  None.

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      PETROMINERALS  CORPORATION
      ----------------------------
      (Registrant)


      \s\Paul L. Howard
      -----------------
      Paul  L.  Howard
      President,  CEO  &  Chief  Financial  Officer