Form 10KSB40
period 1997-12-31
PETROMINERALS CORP
filed 1998-03-30
CIK 77952

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB


(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1997
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from to.
Commission File Number 1-6336
PETROMINERALS CORPORATION
(Name of small business issuer in its charter)
                Delaware                        95-2573652
--------------------------------  -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)
915 WESTMINSTER AVENUE, ALHAMBRA, CALIFORNIA 91803
------------------------------------------------------------------------
(Address of principal executive offices)
Issuer's telephone number: (626) 284-8842
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(G) of the Act:
COMMON STOCK, PAR VALUE $.80
-------------------------------------------------------------------------
(Title of Class)


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

The issuer's revenues for its most recent fiscal year were approximately $1,407,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[    ]  yes          [    ]    no

Transitional  small  business  disclosure  format.        [  ] yes      [X] no
The number of shares of Registrant's common stock outstanding was 1,059,417 as of March 16, 1998.
The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,880,401 as of March 20, 1998.

The  total  number  of  pages  in  this  Form  10-KSB  are  61.
The  Index  of  Exhibits  included  in this Form 10-KSB is located at page 58.

PETROMINERALS  CORPORATION
PART  I
ITEM  1  -  BUSINESS
            --------
A.    GENERAL  DESCRIPTION  OF  BUSINESS
      ----------------------------------
INTRODUCTION
Petrominerals Corporation (Petrominerals or the Company) which was incorporated under the laws of the State of Delaware in 1966, is engaged in the production of on-shore domestic crude oil and natural gas in Los Angeles County, California, and oilfield services through its well servicing division, Hydro-Test International, Inc. (Hydro-Test). The Company sells the oil it produces at the well site and does not refine any of its production or market any other petroleum products. The Company's wholly owned subsidiary, Hydro-Test, a New Mexico corporation acquired in 1993, provides tubular testing services including hydro-static testing of tubing, pipelines and valve assemblies in the oil and gas industry. Hydro-Test is currently doing business as Texas Tubing Testers.

BUSINESS  STRATEGY

After completing a two year program of corporate downsizing and performing remedial work, the Company engaged the services of an investment banking firm to look for another Company to become a partner to a merger or acquisition. During this process, the Company received an offer for the purchase of all of the Company's oil and gas operations.

Management signed an agreement on February 4, 1998, with an unrelated entity for the sale of all of the oil and gas producing property and related infrastructure, including the 140 acres (see "Real Property Holdings") owned by the Company, for $4,450,000 in cash and an installment note for $1,150,000. The sale does not include the assets of Hydro-Test. The effective date of the sale is March 31, 1998, and the cash proceeds of the sale should be received by the Company shortly thereafter. Following this sale, the Company plans to use the proceeds to either purchase other oil producing assets or merge with another company. Management is currently considering various options. Following this sale, the Company will no longer operate the oil and gas segment of the business, unless other oil producing properties are acquired.

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

All of the creditors that had the option elected to receive 50% of their claim over 60 months rather than 25% over 90 days. Hydro-Test has not yet paid any of these claims. Management continues to review the financial condition of Hydro-Test on an ongoing basis and will determine when payments to creditors will be made. Management is also considering a complete liquidation of this subsidiary.

REAL  PROPERTY  HOLDINGS

The Company owns 140 acres of unimproved land in the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California, which is the Company's primary location of oil production. Six of the Company's wells and a tank battery are located on land owned by the Company, and the remaining wells are located on leased property.

The Company entered into an option to purchase agreement with an unrelated entity effective December 30, 1996, in an effort to raise additional capital by selling most of the 140 acres mentioned above. Under the terms of the agreement, the purchaser has an option to purchase the property at any time during the next 31 months, subject to certain restrictions. The purchaser is required to make various monthly payments and can withdraw at any time. If the purchaser does withdraw, none of the option payments will be refunded. The payments do not reduce the purchase price of the property. The Company will dispose of these assets and transfer the purchase option as part of the sale noted under "business strategy." Following this sale, the Company will no longer have any real property holdings.

            --------
B.    FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
      ------------------------------------------------------

Petrominerals principally operates in two industry segments: (1) the production and sale of crude oil; and (2) providing tubular testing and complimentary services through its oilfield services subsidiary, Hydro-Test. During the past three years, revenues were derived from the oilfield services operations and the production and sale of produced crude oil and natural gas. The following table shows the Industry Segment Percentage Revenues derived by Petrominerals for the past three years:

Industry Segment Percentage Revenues for the years ended December 31 are as follows:


                   1997   1996   1995
                   -----  -----  -----

Oilfield services   6.7%   1.0%  36.3%
Oil and gas sales  76.7%  94.0%  57.6%
Other              16.6%   5.0%   6.1%


See Note 10 to the Consolidated Financial Statements in Item 7 hereof for information regarding amount of revenue, operating profit, and identifiable assets attributable to Petrominerals' industry segments for the fiscal years indicated above.

C.  DESCRIPTION OF BUSINESS
    -----------------------
OIL AND GAS SALES

The Company currently owns and operates oil wells in Los Angeles County, California. Specifically, the Hasley Canyon and Castaic Hills fields are located in the Santa Clarita Valley, Los Angeles County.

Development of  Properties
-------------------------
Petrominerals contracts to sell the oil it produces to customers who either refine the oil or resell it to refiners. The Company does not refine any of its oil production and uses all of the gas produced to either generate electricity for pumping units or to operate natural gas powered pumping units and tank heaters. Sales of produced oil are generally made pursuant to contracts of 30 or 90 days duration and fluctuate with differences in posted field prices based on the quality of the oil produced. The price obtained for oil depends upon numerous factors, including the extent of domestic production and foreign imports, world events, market demand, hostilities in oil producing countries, and the effect of governmental regulations. As a result of a combination of these factors, oil prices are constantly fluctuating. Prices for California oil are significantly lower than reported benchmark prices for similar oil in the United States, due to the influx of Alaskan North Slope
(ANS) crude into West Coast markets, which is directly in competition with California's production.

         --------
C.  DESCRIPTION OF BUSINESS (Continued)
    -----------------------
    Development of  Properties (Continued)
    --------------------------

The average price the Company received for its crude oil during 1997 was approximately $14.29 per barrel, which is approximately $0.84 per barrel lower than the average price which the Company received for its crude in 1996. This price had fallen to approximately $7.25 per barrel as of March 12, 1998. The Company incurred average production costs of approximately $9.17 per barrel, and produced approximately 118,689 barrels of crude.

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

Operating Hazards and Uninsured Risks. The Company's operations are subject to all of the operating hazards and risks associated with producing oil, such as environmental pollution and personal injury. The Company carries general liability insurance, however, it has not obtained insurance against environmental pollution over and above the minimum amounts required by the State of California.

Government Regulations. Federal, state and local governments impose numerous laws and regulations on the production and sale of oil and gas. In addition, state and Federal regulations have been adopted which pertain to the spacing of wells, prevention of waste of oil and gas, limiting rates of production, proration of productions, handling of waste water and similar matters. All such laws and regulations are subject to change at any time, and there is no way to ascertain either the likelihood or potential effect of such future changes.

Major Customers. The Company sold all of its oil production to Texaco Trading and Transportation, Inc. (Texaco) during 1997. The contract with Texaco is for the period September 1, 1995 through March 1, 1996, and continues on a month-to-month basis thereafter until the first month following either party's sixty-day advance written notice of termination.

Management believes that the loss of its contract with Texaco could have a material adverse effect on Petrominerals, in the unlikely event that the Company were unable to obtain new customers which were sufficient replacements. See Note 10 to the Financial Statements included in Item 7 hereof which contains information regarding sales to a major customer.

         --------
C.  DESCRIPTION OF BUSINESS (Continued)
    -----------------------
    OIL AND GAS SALES (Continued)

Development of  Properties (Continued)
--------------------------

Petrominerals' oil and gas segment faces competition from a large number of companies and individuals, both foreign and domestic, who are engaged in the production of oil and gas. Most of the Company's competitors have substantially more technical and financial resources available to them. The Company competes on price only, and its ability to market its oil production is directly influenced by factors that are beyond the Company's control. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the availability of equipment and personnel, marketing of competitive fuels, the effect of governmental regulations, and the fluctuation of supply and demand with respect to oil and gas.

Environmental Matters. The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. Additionally, the Company has been identified as a potentially responsible party (PRP) by the Environmental Protection Agency (see Item 3). Management is unable to determine what effect, if any, this will have on the Company.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company. Environmental clean-up costs are incurred by the Company in the ordinary course of business. In 1996, the Company incurred approximately $973 in environmental investigation, compliance and remediation costs. The Company has not incurred any environmental costs since 1996.

Employees. As of December 31, 1997, the Company employed a total of 12 individuals, of which 4 were employed by Hydro-Test International, Inc.

         --------

C.  DESCRIPTION OF BUSINESS (Continued)
    -----------------------

OILFIELD SERVICES

Hydro-Test is engaged in the hydro-static testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry at one facility near Houston, Texas. Hydro-Test previously operated two offices in California, three offices in Texas, one office in New Mexico, and through its franchisees, licensed an additional four offices in the United States and other countries. All operations were consolidated into the remaining Texas operation during 1995 in anticipation of reorganization.

Major Customers. Under current operating conditions, the loss of any one customer would not have a material adverse effect upon Hydro-Test's revenues.



ITEM 2 - PROPERTIES
         ----------

AGREEMENT FOR SALE OF PROPERTY

As noted in "Management's Discussion and Analysis" contained in Item 6 hereof, the Company has agreed to sell all of its oil and gas producing assets to an unrelated entity. All of the properties noted below will be included in this sale.

GENERAL

The principal properties of the oil and gas segment consist of proved developed oil and gas properties; equipment and wells related to proved properties; proved undeveloped oil and gas properties; maps, geologic and geophysical records related thereto; and real estate. The Company's interest in oil and gas properties are principally in the form of direct and indirect working interests in leases, located in Los Angeles County, California. The Company does not sell the natural gas produced in their remaining fields, but instead uses the gas to produce electricity for electric pumping units or to operate natural gas powered pumping units and tank heaters.

OIL AND GAS RESERVES AND PRODUCTION INFORMATION

The tables located in Note 13 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. The reserves are shown in barrels (Bbl) of oil. Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the years ended December 31, 1997 and 1996 have been prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California.

         ----------

OIL AND GAS RESERVES AND PRODUCTION INFORMATION (Continued)

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

Oil and Gas Reserves Information
--------------------------------

Information regarding the Company's estimated net oil and gas reserves, additions and revisions to estimated net reserves, estimated future cash inflows and related costs and discounted future net cash flows for the years ended December 31, 1997 and 1996, are contained in Note 13 to the Company's consolidated financial statements in Item 7 hereof. The Company's reserve report, from which the foregoing estimates were derived, is based upon prices in effect at October 31, 1997.

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

         ----------

PRODUCTION

Net Annual Production
--------------------

The following table sets forth the Company's net production of oil interests for the years ended December 31 (in thousands). Net production represents production owned by Petrominerals and produced to its interest, less royalty and other similar interests.


                        1997  1996
                        ----  ----

Net annual production
   Oil (Bbl)             119   106


Sales Prices and Production Costs
---------------------------------

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,:


                                        1997    1996
                                       ------  ------

Average sales price of oil per barrel  $14.29  $15.13
Average production cost per barrel       9.17    9.04

         ----------

PRODUCTIVE WELLS AND DEVELOPED ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. The Company's proved acreage and the number of productive wells as of December 31, 1997, are set forth in the tables below:

Productive Wells
----------------

The productive wells in which the Company owned interests consisted of the following:


Gross Wells  Net Wells
-----------  ---------

36                  28


Developed Acreage
-----------------

The Company's working and royalty interests in developed acreage consists of the following:


               Gross  Net
               -----  ---

Total Acreage  1,200  968


Drilling Activity
-----------------

The Company entered into a joint venture during 1996 with Petrominerals 96-1, a newly formed, limited partnership, to drill a well on a designated site in a proven area. Under the terms of the agreement, the Company has a 1% interest as general partner and 6 other entities, including 2 directors and a company controlled by a director, own the remaining 99% interest. The partnership was formed to enter into a joint venture agreement with the Company to drill a well on the Company's Mabel Strawn lease. The Company received $280,000 from the partnership under a turnkey drilling contract. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. Payout occurs when Petrominerals 96-1 has recouped the monies it contributed to the joint venture. The Company completed the well on January 20, 1997, and began production shortly thereafter.

         ----------
         PRODUCTIVE WELLS AND DEVELOPED ACREAGE (Continued)

Delivery Commitments
--------------------

The Company is not obligated to provide a fixed and determinable quantity of oil in the future under existing contracts or agreements, however, they do have an agreement to sell the oil produced.


ITEM 3 - LEGAL PROCEEDINGS
         -----------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below:

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

         -----------------

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         --------------------------------------------
         RELATED SECURITY HOLDER MATTERS
         -------------------------------

The Company's common stock is currently traded in the Small Cap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq Small Cap System for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:



                      High    Low
                     ------  ------

1996
     First quarter   $    3  $    2
     Second quarter       3   2 3/4
     Third quarter        3   2 1/4
     Fourth quarter   2 1/2       2
1997
     First quarter   $    4  $2 1/2
     Second quarter   3 1/2       3
     Third quarter    3 1/2   2 3/4
     Fourth quarter       6   3 1/4


These stock prices have been retroactively adjusted to reflect the eight for one reverse stock split that occurred on January 9, 1998 (see Item 7, Note 14
- Subsequent Events).

The Company has 884 shareholders of record of its common stock as of March 16, 1998.

No regular dividends for Petrominerals' stock have been declared since 1986. The Board of Directors has no current intention to declare or pay dividends in the foreseeable future. The Board of Directors periodically reviews the financial position of the Company and evaluates whether or not it will declare dividends.

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 1997. The Notes to Consolidated Financial Statements as of December 31, 1997, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

General
-------

The current President and CEO of the Company served his second full term since returning during 1995. He continued his original goals of cutting corporate overhead, disposing of unproductive assets and performing previously deferred remedial work. He began considering various merger and acquisition scenarios that would assure future profitable growth and maximize shareholder value.

The Company engaged the services of an investment banking firm during 1997 to assist in locating a merger or acquisition partner. During this process, the Company received an offer from an unrelated entity for the purchase of all its oil and gas producing assets. An agreement was signed on February 4, 1998, that provides for $4,450,000 in cash to be paid at the closing, and an additional reserved production payment of $1,150,000, to be paid in installments in any month in which certain postings for crude oil exceed $13.50 per barrel. The monthly payment will be equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the note. The purchase and sale of assets is expected to close not later than March 31, 1998, and is contingent upon the purchaser's due diligence review. Following this sale, the Company's oil and gas segment will be discontinued, unless other properties are purchased or a merger with another producer takes place.

Oil and Gas Segment
-------------------

The Company's oil revenues are impacted by several factors that are beyond the Company's control, however, the prevailing factor is the price of crude oil paid by the purchaser that holds their current contract. This prevailing price is consistent with prices paid by other local purchasers.

The Company's oil revenues were extremely volatile between 1990 and 1994, however, the average price per barrel of oil sold was fairly stable from 1995 through 1997. Unfortunately, the price of oil has declined sharply during the first quarter of 1998, which would have a significant negative impact on future oil revenues if the Company should continue to operate their oil and gas segment.

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (Continued)
         -----------------------------------

BUSINESS REVIEW (Continued)

Oil and Gas Segment (Continued)
-------------------

The Company entered into a joint venture agreement with Petrominerals 96-1, a limited partnership formed on December 3, 1996, to drill a well on the Company's Mabel Strawn oil lease. The Company assigned the drill site and casing required for the well to the joint venture, and leased to the joint venture the tangible equipment necessary for the well. The Company currently does not have any plans in place to drill additional wells. The new well began producing on January 20, 1997.

The Company also entered into an option to purchase agreement with a real estate developer in an effort to dispose of the Company's 140 acre parcel adjacent to their oil lease. The Company has received an initial payment of $100,000, and will begin receiving $10,000 monthly option payments in May 1998. These payments will increase to $20,000 per month in November 1998. The purchase option under this agreement significantly exceeds the Company's $1.1 million book value of the property.

Oilfield Services Segment
-------------------------

The Company's wholly owned subsidiary, Hydro-Test International, Inc., emerged from Chapter 11 bankruptcy on May 16, 1996, after their plan was confirmed by the courts and accepted by the creditors. Management has continued to sell off its remaining assets and continues to operate the remaining facility near Houston, Texas, on a limited basis. There are no current plans to expand the operations or obtain additional capital from the parent company. Management is also considering a complete liquidation as one of their options.

Under the terms of the reorganization plan, creditors will receive 50% of their allowed claim over a 24 month period from the date the plan was accepted. No distributions have currently been made to the creditors, and it is questionable whether current operations will create the cash flow necessary to meet these obligations. The parent company has agreed to forgive their intercompany loan in exchange for $300,000 in new equity over a five year period. The existing shares have not yet been canceled, and no new shares have been issued.

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (Continued)
         -----------------------------------
BUSINESS REVIEW (Continued)
1997 COMPARED WITH 1996

The Company had negative cash flows from operations of approximately $133,000 for the year ended December 31, 1997, as compared with a positive cash flow from operations of $316,000 in the prior year. This decrease in cash was primarily the result of the Company paying off their accounts payable and accrued liability balances associated with the 96-1 drilling project. The cost associated with the 96-1 drilling program was capitalized by the Company during 1997.

The Company had a net loss of approximately $15,000, compared to net income of $376,000 in the prior year. The prior year net income was primarily due to an extra ordinary gain resulting from the Chapter 11 reorganization of Hydro-Test. The current year loss is the net effect of continued net losses from Hydro-Test of approximately $107,000 and net income of approximately $92,000 from the Company's oil and gas operations.

The losses from Hydro-Test will most likely continue through 1998, unless the Company is able to sell off the remaining assets. Any proceeds from the sale of assets will be set aside to pay creditors under the Chapter 11 plan. Revenues and expenses associated with the oilfield services segment should remain consistent with prior year amounts during the first quarter of 1998. Following the first quarter, the Company will report any revenues and expenses associated with the oil and gas segment as discontinued operations.

The Company's other income increased significantly during 1997, due to one time payments for options to purchase assets of the Company. This trend is not expected to continue in 1998.

General and administrative expenses increased by approximately 12%, due to additional professional fees incurred during negotiations to sell the Company's assets. This trend will likely continue during 1998.

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

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (Continued)
         -----------------------------------
BUSINESS REVIEW (Continued)
1996 COMPARED WITH 1995

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                                                           Page(s)
                                                           -------

Report of Brown Armstrong Randall & Reyes,
  Independent Auditor's Report. . . . . . . . . . . . . .       19
Consolidated Balance Sheets at December 31, 1997 and 1996    20-21
Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996. . . . . . . . . . . . . . .       22
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997 and 1996. . . . . . . . .       23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996. . . . . . . . . . . . . . .       24
Notes to Consolidated Financial Statements. . . . . . . .    25-44

                   REPORT OF BROWN ARMSTRONG RANDALL & REYES
                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Petrominerals Corporation


We have audited the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended and the related December 31, 1997 and 1996 financial statement schedules as listed in the index at Item 13(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation and consolidated subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 14 to the financial statements, on February 4, 1998, the Company entered into negotiations to sell a major segment of its operations. The segment represents a significant portion of the Company's total assets and operations.

BROWN ARMSTRONG RANDALL & REYES
ACCOUNTANCY CORPORATION

Bakersfield, California
February 27, 1998

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
               (Dollars in thousands, except par value amounts)

                                    ASSETS


                                                   1997    1996
                                                  ------  ------

Current Assets
  Cash and cash equivalents                       $  235  $  614
  Accounts receivable, net                           115     183
  Inventories                                         50      61
  Prepaid expenses                                     7      16
  Other current assets                                22      20
                                                  ------  ------
     Total Current Assets                            429     894
Restricted Cash                                       40      40
Property and Equipment, net (including oil and
 gas properties accounted for on the successful
 efforts method)                                   2,198   2,062
Notes Receivable and Other Assets                    445     461
                                                  ------  ------
     TOTAL ASSETS                                 $3,112  $3,457
                                                  ======  ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    1997    1996
                                                   ------  ------

Current Liabilities
  Accounts payable                                 $  160  $  464
  Current portion of long-term debt                     8       8
  Accrued liabilities                                  83      87
  Royalties payable                                    29      42
                                                   ------  ------
     Total Current Liabilities                        280     601
Long-Term Debt, net of current portion                  3       7
Prepetition Liabilities                               516     521
                                                   ------  ------
     Total Liabilities                                799   1,129
                                                   ------  ------
Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                  -       -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    December 31, 1997 and 1996                        848     848
Capital in Excess of Par Value                        563     563
Retained Earnings                                     902     917
                                                   ------  ------
     Total Shareholders' Equity                     2,313   2,328
                                                   ------  ------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                        $3,112  $3,457
                                                   ======  ======











  The accompanying notes are an integral part of these financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
               (Dollars in thousands, except per share amounts)


                                                  1997     1996
                                                 -------  -------

Revenues
  Oilfield services                              $   95   $   14
  Oil and gas                                     1,080    1,185
  Other income                                      232       70
                                                 -------  -------
     Total Revenues                               1,407    1,269
                                                 -------  -------
Costs and Expenses
  Oilfield services                                 189      199
  Oil and gas                                       601      561
  Depreciation, depletion and amortization          123      127
  General and administrative                        475      418
  Interest                                            3        3
  Other expense                                      31       33
                                                 -------  -------
     Total Costs and Expenses                     1,422    1,341
                                                 -------  -------
Loss before extraordinary item                      (15)     (72)
Extraordinary item                                    -      448
                                                 -------  -------
Net Income (Loss)                                $  (15)  $  376
                                                 =======  =======

Per Share Amounts:
  Net loss per share before extraordinary item   $ (.01)  $ (.07)
                                                 =======  =======
  Extraordinary item                             $    -   $  .43
                                                 =======  =======
  Net income (loss) per share                    $ (.01)  $  .36
                                                 =======  =======

Weighted average common shares outstanding        1,059    1,056
                                                 =======  =======


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See Note 14 - Subsequent Events).




  The accompanying notes are an integral part of these financial statements.

                           PETROMINERALS CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                (Dollars in thousands, except number of shares)




                                    Number of           Capital in
                                     Common              Excess of    Retained
                                     Shares    Amount    Par Value    Earnings    Total
                                    ---------  -------  -----------  ----------  -------

Balance, December 31, 1995          1,057,542  $   847  $       558  $     541   $1,946
  Issuance of shares for Directors
    Compensation                        1,875        1            5          -        6
  Net income                                -        -            -        376      376
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1996          1,059,417      848          563        917    2,328
  Net income                                -        -            -        (15)     (15)
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1997          1,059,471  $   848  $       563  $     902   $2,313
                                    =========  =======  ===========  ==========  =======



(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See Note 14 - Subsequent Events).






















  The accompanying notes are an integral part of these financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                            (Dollars in thousands)


                                                                                           1997    1996
                                                                                          ------  ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                       $ (15)  $ 376
  Adjustment to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                                              123     127
      Gain on extraordinary item                                                              1    (448)
      (Gain) on disposal of fixed assets                                                      -      (3)
      Accounts receivable                                                                    68    (100)
      Other current assets                                                                    7     (20)
      Inventories                                                                            11     110
      Restricted cash(308)44
      Accounts payable and accrued liabilities-   246
      Royalties payable(13)18
      Liabilities subject to compromise-   (555)
      Prepetition liabilities                           (5)                         521
----------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                           (133)    316
                                                                                          ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                       (276)   (102)
  Proceeds from sale of assets                                                               18      66
  Notes receivable                                                                           16      49
                                                                                          ------  ------
Net Cash Provided (Used) by Investing Activities                                           (242)     13
                                                                                          ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank debt                                                                      (4)    (18)
  Payments of prepetition liability                                                           -     (22)
                                                                                          ------  ------
Net Cash Used by Financing Activities                                                        (4)    (40)
                                                                                          ------  ------
Net increase (decrease) in cash and cash equivalents                                       (379)    289
Cash and cash equivalents at beginning of year                                              614     325
                                                                                          ------  ------
Cash and cash equivalents at end of year                                                  $ 235   $ 614
                                                                                          ======  ======

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for interest                                               $   3   $   3
                                                                                          ======  ======








  The accompanying notes are an integral part of these financial statements.

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Business
--------

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil within the United States and hydro-static well testing oilfield services.

Basis  of  Presentation  and  Going  Concern
--------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hydro-Test International, Inc. (Hydro-Test). All material intercompany accounts and transactions have been eliminated.

GOING  CONCERN

The consolidated financial statements are presented on a going concern basis. This basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of business operations. The Company incurred net losses before income taxes and extraordinary item of $15,000 and $72,000 for the years ended December 31, 1997 and 1996, respectively.

Industry conditions caused a significant downturn in the oilfield service business in the first quarter of 1995. Because of this downturn, combined with the Company's inability to refinance its debt and obtain a working capital line, the Company adopted a formal plan to liquidate its subsidiary, Hydro-Test International, Inc., in March 1995. In September 1995, the Company abandoned this plan and sought protection from creditors.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the depreciation, depletion and amortization (DD&A) account balance and the amount of Hydro-Test's debt that is expected to be forgiven as a result of the Chapter 11 proceedings. DD&A is based on units of economic production, which fluctuates with changes in oil prices. The amount of debt expected to be forgiven is based on the Chapter 11 bankruptcy plan, and may fluctuate depending on the resources available for the Company to service the debt.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Restricted  Cash
----------------

The Company has Certificates of Deposit (CD's) with a value of approximately $40,000 at December 31, 1997 and 1996, that have been recorded as restricted cash. Of the two CD's remaining at December 31, 1997, one has been pledged to the Bureau of Land Management to cover environmental costs and the other is pledged as a deposit to a utility company.

Accounts  Receivable
--------------------

Accounts receivable has been recorded net of a valuation allowance of $0 and approximately $29,000 at December 31, 1997 and 1996, respectively.

Inventories
-----------

The  Company  determines  the  cost  of inventories on the first-in, first-out
(FIFO) method. Inventories of crude oil held under sales contracts are carried at market value.

Property  and  Equipment
------------------------

The carrying value of oilfield service operations property and equipment is stated at estimated realizable value.

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 1996 and 1997.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Property  and  Equipment  (Continued)
------------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." This statement requires the review of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss.

Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The new statement requires the impairment review to be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in an impairment review of the Santa Clarita, California, properties.

The Company adopted SFAS No. 121 in 1996. The future impairment loss, if any, on the oil and gas properties will be calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. The outcome of implementation did not result in any additional impairments.

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

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases. Management did not sell or abandon any oil and gas properties during the years ended December 31, 1997 and 1996, however, a sale of the Company's oil producing assets is planned to take place on March 31, 1998 (see Note 14 - Subsequent Events).

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

Per  Share  Computations
------------------------
Per share computations contained in the financial statements included herein reflect the retroactive effect of a one for eight reverse stock split which occurred on January 15, 1998 (see Note 14 - Subsequent Events).

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to classifications followed for 1997. These reclassifications had no effect upon reported net income.

New  Accounting  Pronouncements
-------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income\loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 will be adopted by the Company for the year ended December 31, 1998.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------
Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31, (in thousands):


                                                1997       1996
                                              ---------  ---------

At Cost
  Oil and gas properties, all proved, net of
    valuation allowance of $10,963            $ 21,882   $ 21,625
  Accumulated depletion and amortization       (20,974)   (20,873)
                                              ---------  ---------
Net oil and gas properties                         908        752
                                              ---------  ---------
Other Property and Equipment
  Land and building                              1,265      1,265
  Furniture, fixtures and equipment                345        337
  Accumulated depreciation related to other
    property and equipment                        (443)      (443)
                                              ---------  ---------
Net Other Property and Equipment                 1,167      1,159
                                              ---------  ---------
Net Property and Equipment, at cost              2,075      1,911
At Net Realizable Value:
  Oilfield service equipment                       123        151
                                              ---------  ---------
Property and Equipment, net                   $  2,198   $  2,062
                                              =========  =========


Depreciation, depletion and amortization for the years ended December 31, 1997 and 1996 was $123,000 and $127,000, respectively.


NOTE 3 - PREPETITION LIABILITIES/EXTRAORDINARY GAIN
         ------------------------------------------
Liabilities subject to compromise were stated in the December 31, 1995 financial statements at the amount of the original claim and not at the amounts for which the claims were settled. Certain claims were settled outside of bankruptcy, however, most of the claims were settled at 50% of the original prepetition liability. The Company has not accrued interest on the claims since seeking Chapter 11 protection on September 1, 1995.

The Chapter 11 reorganization resulted in an extraordinary gain of $448,000 from the retirement of prepetition liabilities at December 31, 1996. This event did not result in taxable income to the Company because this gain did not exceed prepetition net operating losses. As such, no provision for taxes has been recorded as a result of this transaction.

         ------------------------------------------

The remaining prepetition liability of $516,000 has been recorded as a long-term liability as management does not intend to repay these liabilities within the next operating cycle. Under the approved plan, the Company will repay these liabilities with funds generated from the sale of assets or continuing operations, within 60 months of the plan's approval on May 16, 1996.

NOTE 4 - LONG-TERM DEBT
         --------------

Long-term debt at December 31, is summarized as follows (in thousands) (excluding prepetition liabilities):


                                                 1997   1996
                                                 -----  -----

Bank term notes payable (secured by various
vehicles), due in monthly installments of $812,
including interest of 8.9% to 9.9%.              $  11  $  15
Less: current portion                                8      8
                                                 -----  -----
                                                 $   3  $   7
                                                 =====  =====


Aggregate scheduled maturities of long-term debt at December 31, 1997 are as follows:


            1997
            -----

Year Ended
----------
    1998    $   8
    1999        3
            -----
            $  11
            =====

NOTE 5 - DISPOSITION OF ASSETS
         ---------------------
Liquidation and Reorganization Sales
------------------------------------

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

On February 12, 1997, Hydro-Test sold an additional testing truck for $16,000 cash, plus an additional $2,000 which is to be paid over a 12 month period in monthly installments.

Option to Purchase Agreement
----------------------------

The Company entered into an option to purchase agreement with an unrelated entity for the option to purchase the 140 acres owned by the Company in the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California. The agreement, dated September 16, 1996, has an effective date of October 22, 1996.

Under the terms of the agreement, the purchaser deposited a refundable good faith deposit of $100,000 into an escrow account to be held during a feasibility period lasting until December 30, 1996. This feasibility period was extended to February 14, 1997, based on an amendment dated December 30, 1996. The purchaser extended this option by 270 days from the effective date of October 22, 1996, by releasing $10,000 from the escrow account. The purchaser subsequently authorized the release of the additional $90,000 from the escrow account for a total of $100,000 in prepaid rent through the 18th month following the effective date (April 1998).

The agreement calls for future payments of $10,000 per month beginning in May 1998, for a period of six months, $20,000 per month for the next 27 months. The purchaser may terminate this agreement on October 22, 1998, under certain conditions.

The purchaser may purchase the property at any time during the option period for $20,000 per acre.

NOTE 6 - INCOME TAXES
         ------------

A reconciliation of the provision (benefit) for income taxes to the statutory Federal income tax rate before extraordinary items is as follows:


                                              1997    1996
                                             ------  ------

Statutory Federal income tax (benefit)       $  14   $ (15)
Increase (decrease) in provision resulting
  from losses without tax benefit              (14)     15
                                             ------  ------
                                             $   -   $   -
                                             ======  ======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31,:


                                                  1997      1996
                                                --------  --------

Deferred Tax Assets:
  Net operating loss carryforwards              $ 1,903   $ 1,917
Valuation reserve for deferred tax assets        (1,883)   (1,906)
                                                --------  --------
     Net Deferred Tax Assets                    $    20   $    11
                                                ========  ========
Deferred Tax Liabilities:
  Tax over book depreciation, amortization
    and depletion                               $    20   $    11
                                                --------  --------
     Deferred Tax Liabilities, net of deferred
       tax assets                               $     -   $     -
                                                ========  ========


At December 31, 1997, the Company had net operating loss carryforwards of approximately $5,597,000 for Federal income tax purposes that will expire beginning in the year 2001. For financial reporting purposes, a valuation allowance of $1,883,000 has been recorded to offset the deferred tax asset related primarily to these carryforwards.

NOTE 7 - COMMON STOCK
         ------------
On February 8, 1993, the Board of Directors adopted the 1993 Incentive Stock Option Plan and the 1993 Non-Statutory Stock Option Plan (the Plans). The Plans provide for the granting of options to purchase up to a maximum of 150,000 shares of the Company's common stock to officers, key employees and directors who are not otherwise employed by the Company. Under the Plans, options granted to non-employee directors are limited to a maximum of 7,500 shares of the Company's common stock. The Plans expire on February 8, 2003.

On February 8, 1993, the Board of Directors adopted the 1993 Stock Bonus Plan (the Bonus Plan). The Bonus Plan provides for the award of up to 6,250 shares of the Company's common stock to officers and key employees of the Company. The Bonus Plan was approved by the shareholders at the Company's Annual Meeting on May 23, 1993. The Bonus Plan expired on February 8, 1998.

On April 16, 1992, the Board of Directors adopted the Directors Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan was adopted as part of the Company's cost containment program. The Stock Compensation Plan provides for the granting of up to 18,750 shares of the Company's common stock to non-employee directors. Under the Stock Compensation Plan for the period May 1992 through September 1993, 12,450 shares were granted to directors. On February 10, 1995, the balance of 6,300 shares of the Company's common stock were granted to six non-employee directors under the Stock Compensation Plan for the period October 1993 through June 1994. The Stock Compensation Plan terminated on February 10, 1995, at which time all of the shares issued under the Directors Stock Compensation Plan were distributed to the six non-employee directors.

On October 24, 1995, the Board approved the issuance of 1,875 shares to a former officer of the Company who was laid off due to downsizing in 1995 and received the shares on April 19, 1996, as a portion of a severance package. Management has valued this transaction as $5,625 in officer's compensation.

On March 6, 1997, the Board adopted a resolution granting stock options to purchase up to 5,000 shares of common stock to the CEO, and up to 2,500 shares of common stock to each of the three non-employee directors. Under the terms of the resolution, the CEO and each of the directors can purchase shares of common stock for the average price that the Company's stock was trading before and after March 6, 1997. This average is $3.00 per share. The Company has not yet issued these options.

No stock options were exercised during the years ended December 31, 1997 and 1996.

         ------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1997. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 1997 and 1996 are as follows:


                1997                          1996
           ---------------               ---------------
              Weighted          Net         Weighted         Net
           Average Shares   Income Per   Average Shares   Income Per
           (in thousands)      Share     (in thousands)     Share
           ---------------  -----------  ---------------  ----------

  Basic              1,059        (.01)            1,056         .36
  Diluted            1,059        (.01)            1,056         .36


(All share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See Note 14 - Subsequent Events).

Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.


NOTE 8 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS
----------------------------------------------
During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment by the Company and payments to the Company for services were approximately $134,000 and $280,000 for 1997 and 1996, respectively.

NOTE 8 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS
         ----------------------------------------------
         (Continued)

On December 3, 1996, the Company became the general partner of Petrominerals 96-1, a newly formed limited partnership. Under the terms of the joint venture agreement, the Company assigned the drillsite to the joint venture and all casing required for the well, and leased to the joint venture the rods, tubing and downhole and surface pumps and all other tangible equipment necessary to produce the well.

The Company has a 1% interest as general partner and 6 other entities, including 2 directors and a company controlled by a director, own the remaining 99% interest. The partnership was formed to enter into a joint venture agreement with the Company to drill a well on the Company's Mabel Strawn lease. The Company received $280,000 from the partnership under a turnkey drilling contract. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. Payout occurs when Petrominerals 96-1 has recouped the monies it contributed to the joint venture. The Company completed the well on January 20, 1997, and began production shortly thereafter.

Three directors of the Company are limited partners in Petrominerals 96-1. The respective percentage interests of the partners in Petrominerals 96-1 are as follows:


                                                 Capital
                                 % Interest   Contribution
                                 -----------  -------------

General Partner:
  Petrominerals Corporation            1.00%  $       2,800
Limited Partners:
  Paul L. Howard (director)           23.21%  $      65,000
  Morris L.  Hodges (director)        17.86%  $      50,000
  David G.  Davidson (director)       17.86%  $      50,000
  Unrelated parties                   40.07%  $     112,200


The Company receives a $350 monthly management fee and a monthly rental fee for the tangible equipment. The rental fee is $2,400 per month until payout and $400 per month thereafter. These payments began in 1997.

NOTE 9 - UNAUDITED QUARTERLY FINANCIAL DATA
         ----------------------------------
(In thousands, except per share amounts)


                          First    Second    Third    Fourth
                         Quarter  Quarter   Quarter  Quarter    Year
                         -------  --------  -------  --------  ------

1997
-----------------------
  Revenues                   368      337       399      303   1,407
  Costs and expenses         312      346       330      434   1,422
  Income (loss) before        56       (9)       69     (131)    (15)
    extraordinary item
  Net income (loss)           56       (9)       69     (131)    (15)
  Net income (loss)          .05     (.01)      .07     (.12)   (.01)
    per share




                           First     Second     Third     Fourth
                          Quarter    Quarter   Quarter   Quarter    Year
                         ---------  ---------  --------  --------  -------

1996
-----------------------
  Revenues               $    272   $    322   $    316  $    359  $1,269
  Costs and expenses          364        362        311       304   1,341
  Income (loss) before
    extraordinary item        (92)       (40)         5        55     (72)
  Extraordinary gain            -       *448          -         -     448
  Net income (loss)           (92)       408          5        55     376
  Income (loss) before
    extraordinary item
    per share                (.08)      (.04)         -       .05    (.07)
  Net income (loss)
    per share                (.08)       .39          -       .05     .36


The Company recognized an extraordinary gain in the second quarter of 1996 for debt forgiven in bankruptcy.

* The estimated extraordinary gain reported in the second quarter for 10-QSB was revised as a result of audit adjustments.

(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See Note 14 - Subsequent Events).

NOTE 10 - SEGMENT INFORMATION
          -------------------

The Company's principal businesses are (1) the production and sale of crude oil, and (2) oilfield services. The following tables present certain information regarding these industry segments for the years ended December 31, (in thousands):


                                                             Oil
                                              Oilfield   Production
                                              Services    and Sales   Corporate*    Total
                                             ----------  -----------  -----------  -------

1997
-------------------------------------------
  Sales to outside customers                 $      95   $     1,080  $       232  $1,407
  Operating profit (loss)                         (107)           92            -     (15)
  Identifiable assets                              197         2,917            -   3,114
  Depreciation, depletion and amortization          10           113            -     123
  Capital expenditures                               -           276            -     276
1996
-------------------------------------------
  Sales to outside customers                 $      14   $     1,273  $        67  $1,354
  Operating profit (loss)                         (210)          125            -     (85)
  Gain on debt forgiven                            448             -            -     448
  Identifiable assets                              231         3,226            -   3,457
  Depreciation, depletion and amortization          10           117            -     127
  Capital expenditures                               -           102            -     102


* Corporate revenues are primarily composed of interest income, royalty interests and lease payments.

Sales to individual customers, including royalty interests of others, exceeding 10 percent of revenues reported in the consolidated statements of operations, for the years ended December 31, are as follows (in thousands):


                                          1997    1996
                                         ------  ------

Oil and gas segment (gross sales):
  Texaco Trading & Transportation, Inc.  $1,171  $1,161

NOTE 11 - ENVIRONMENTAL MATTERS
          ---------------------

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

Management continues to gather information related to this matter. Based upon information available to it at this time, management believes that the Company (through its predecessors, Century Oil Corporation) disposed of drilling mud and water at the OII waste disposal site at various times from 1975 to 1977. The Company contends that any drilling mud and waste water disposed of by the Company (or its predecessor) does not contribute to the problem at the OII site. Although the ultimate impact of the resolution of this contingency is unknown, management believes that this matter will not have a material adverse effect on the financial position of the Company.

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

NOTE 13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED
          -----------------------------------------------
          RESERVES (UNAUDITED)
          --------------------

Results of Operations
---------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):


                                             1997    1996
                                            ------  ------

Produced oil and gas sales                  $1,171  $1,185
Less:
  Operating expenses                           648     561
  Depreciation, depletion and amortization     113     116
                                            ------  ------
Results of operations from oil and gas
 producing activities, excluding corporate
 overhead and interest costs                $  410  $  508
                                            ======  ======


No development or property acquisition costs were incurred in 1997 or 1996.

NOTE 13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED
          -----------------------------------------------
          RESERVES (UNAUDITED) (Continued)
          --------------------

Estimated Quantities of Oil and Gas Reserves
--------------------------------------------

The following table presents the Company's estimates of its proved oil (in thousands of barrels) reserves, which are all located in the United States. All reserve estimates have been prepared by independent petroleum engineers. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. Estimates of its proved oil reserves for the years ended December 31, are as follows:


                                             1997    1996
                                            ------  ------

Proved developed and undeveloped reserves:
  Beginning of period                       1,999   2,138
  Revision of previous estimates               12     (33)
  Production                                 (119)   (106)
                                            ------  ------
End of period                               1,892   1,999
Proved developed reserves:
  Beginning of period                         952     897
  End of period                               871     952


Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
------------------------------------------------------------------------
A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 1997 and 1996. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

NOTE 13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED
          -----------------------------------------------
          RESERVES (UNAUDITED) (Continued)
          --------------------

Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
------------------------------------------------------------------------
(Continued)
-----

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

The following reserve estimates and resulting future net cash flows were developed in accordance with Securities and Exchange Commission rules, using selling prices in effect at the end of the years indicated. Both the quantity estimates and "cash flow" of reserves are sensitive to sales prices in effect at the year end quantification date. During periods of rapidly changing prices, reserve information must be examined with this understanding. Reserve estimates and resulting future net cash flows for the years ended December 31, are as follows (in thousands):


                                             1997       1996
                                           ---------  ---------

Future cash inflows                        $ 27,591   $ 35,172
Future production and development costs     (16,522)   (17,738)
Future income tax expense                    (3,763)    (5,928)
                                           ---------  ---------
Future net cash flows                         7,306     11,506
10% annual discount for estimated timing
  of cash flows                              (2,469)    (5,862)
                                           ---------  ---------
Standardized measure of discounted future
  net cash flows                           $  4,837   $  5,644
                                           =========  =========

NOTE 13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED
          -----------------------------------------------
          RESERVES (UNAUDITED) (Continued)
          --------------------

Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
------------------------------------------------------------------------
(Continued)

Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):


                                                1997    1996
                                               ------  -------

Sales and transfers of oil and gas produced,
  net of production cost                       $(455)  $ (584)
Net changes in prices and production costs,
  based on beginning of year barrels               -    1,331
Net changes in previous estimate of future
  development costs                              410     (316)
Revisions to previous estimates                  104     (188)
Accretion of discount                            330      564
Net change in income taxes                      (719)   1,791
Other                                           (477)    (477)
                                               ------  -------
Net Increase (Decrease)                        $(807)  $2,121
                                               ======  =======



NOTE 14 - SUBSEQUENT EVENTS
-----------------

Disposition of Assets
---------------------

On February 4, 1998, the Company entered into a contract for the sale of all of the Company's oil and gas operating assets to an unrelated entity. These operating assets include the Company's 140 acre real property holding in Hasley Canyon, together with the oil and gas wells and leasehold interests and related equipment. The purchase price is $4,450,000 in cash to be paid at closing, and a production payment of $1,150,000, to be paid in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The price per barrel is approximately $7.25 at March 12, 1998.

The monthly payment will be equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced. There is no stated interest on the note.

The purchase and sale of assets is expected to close not later than March 31, 1998, and is contingent upon the purchaser's due diligence review.

          -----------------

Stock Split
-----------

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. All fractional interests will be rounded up to the next whole share. This stock split has been shown retroactively in the audited financial statements as of December 31, 1997 and 1996 (see Note 7 - Common Stock).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING ANDFINANCIAL DISCLOSURE
         ----------------------------------

         None.

                                   PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION
         ------------------------------------------------------
         16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
         --------------------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:


                                     Position with          Year Name to
                          Name          Company           Present Position
------------------------------  ------------------------  ----------------

Paul L. Howard*                 President, Chief
                                Executive Officer, Chief
                                Financial Officer and
                                Director                              1995
Phillip Mungiovino**            Secretary                             1995
Morris V.  Hodges***            Assistant Secretary and
                                Director                              1995


Each of the Executive Officers serves at the pleasure of the Board of Directors.

* Mr. Howard was reappointed President and Chief Executive Officer on March 24, 1995.

**  Mr. Mungiovino was appointed Secretary on March 24, 1995.  Mr.
    Mungiovino has held the position of accountant for the Company since 1975.

*** Mr. Hodges was appointed Assistant Secretary on March 24, 1995.

Biographical Information
-----------------------

The following table sets forth the name, principal occupation, age and the year in which the individual first became a director, and business experience during the last five years:

PAUL L.  HOWARD - 72                             Director   1975
---------------

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION
         ------------------------------------------------------
         16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (Continued)
         --------------------------------------------

DAVID G. DAVIDSON - 73                         Director   1979
-----------------

Mr. Davidson has been principally employed as President and Owner of OP&E Company since 1984. Mr. Davidson serves as a director of Mieco, Inc., a public company engaged in domestic and foreign petroleum trading.

EVERETT L. HODGES - 63                           Director   1979
-----------------

Mr. Everett L. Hodges served as President of the Company from September 1987 through February 1992. For more than the past ten years, Mr. Hodges has held a controlling interest in and has served as a director and officer of Energy Production & Sales Co., Inc.; California Oil Independents, Inc.; Costal Petroleum Refiners, Inc.; California Tar Sands Development Corporation; and has served as a director of St. James Oil Corporation since 1988. Mr. Hodges has also served as the President of the Violence Research Foundation, a non-profit foundation, since its inception in 1991. Certain of the foregoing companies have been affiliated with the Company in various transactions. See
Item 12 - "Certain Relationships and Related Transactions." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be controlling persons.

MORRIS V. HODGES - 61                           Director   1979
----------------

Mr. Morris V. Hodges was appointed Assistant Secretary on March 24, 1995. Mr. Morris Hodges has held a controlling interest in and has served as a director and officer of the following companies for more than the past ten years:
Hillcrest Beverly Oil Corporation; Century Resources Development; Kaymor Petroleum Products, Inc.; Sunset Pipeline and Terminalling, Inc.; Coastal Petroleum Refiners, Inc.; and CPR Transportation. Mr. Hodges has also served as a director of St. James Oil Corporation since 1988. Certain of the foregoing companies have been affiliated with the Company in various transactions. See Item 12 - "Certain Relationships and Related Transactions." Morris V. Hodges and Everett L. Hodges, as a group, may be deemed to be controlling persons.

 WILLIAM N. HAGLER - 65                           Director  1998
 -----------------

Mr William N. Hagler has been principally employed as President and owner of Unico, Inc., which is listed on the NASDAQ exchange, and, until just recently, served as a member of the Board of SABA Petroleum. He was appointed to the Board on January 29, 1998, and currently sits on the audit committee. At the time of his appointment, he did not own any stock in Petrominerals.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION
         ------------------------------------------------------
         16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (Continued)
         --------------------------------------------

Standing Committees and Meetings of the Board of Directors
----------------------------------------------------------

STANDING COMMITTEES

The Company has certain standing committees, each of which is described below:

Ad-Hoc Committee - This committee consists of Messrs. Morris Hodges, Paul Howard and David Davidson. This committee evaluates proposed acquisitions, mergers or other pertinent negotiations which may come before the Board. This committee held no meetings during the last fiscal year.

Audit Committee - This committee consists of Messrs. William Hagler and David Davidson. The Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year.

Compensation Committee - This committee consists of Mr. David Davidson. This committee reviews and makes recommendations to the Board of Directors regarding compensation for the Company's officers and key employees. In addition to compensation matters, the committee determines, develops, and makes recommendations to the Board regarding employee benefits packages, and special stock option and stock bonus plans. This committee held no meeting during the last fiscal year.

ATTENDANCE AT BOARD MEETINGS

During the last fiscal year, the Board of Directors of the Company held two regular meetings and one special meeting. Attendance at such meetings of the Board was 100%.

ITEM 10 - EXECUTIVE COMPENSATION
----------------------

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 1996, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

                       SUMMARY ANNUAL COMPENSATION TABLE


                                             Year  Salary
                                             ----  -------

Paul L.  Howard, President, Chief Executive
Officer and Chief Financial Officer          1997  $90,000


Mr. Howard was appointed Chairman, President, Chief Executive Officer, and Chief Financial Officer of Petrominerals Corporation on March 24, 1995. His compensation for the year ended December 31, 1995, was in the form of a director's fee of $5,000 per month. At the March 1996 board meeting, the directors increased Mr. Howard's salary to $7,500 per month, effective January 1, 1996. Mr. Howard now receives an annual salary of $90,000 per year.

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

----------------------

COMPENSATION OF DIRECTORS

During the year ended December 31, 1997, each of the three non-employee directors who held office the entire year were paid $350 per month for a total of $4,200 each. Mr. Howard, who became President and Chief Executive Officer on March 24, 1995, received a $7,500 per month fee (as previously noted) for his services. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings.

The Company did not pay any additional fees to directors for serving as members of the Audit, Ad-Hoc or Compensation Committees during the last fiscal year.


ITEM 11 - SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
-------------------------------------------
MANAGEMENT
----------

The following table lists the beneficial ownership, as of February 27, 1998, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings, Company records or information supplied by the persons named in the table.


Name and Address          Amount and Nature of
of Beneficial Owner       Beneficial Ownership   Percent of Class
------------------------  ---------------------  -----------------

William N. Hagler                            -                  -
David G. Davidson                        3,750                .35%
Paul L. Howard                   86,375     (2)              8.15%
Everett L. Hodges                93,060     (3)              8.78%
Morris V. Hodges                108,125     (4)             10.21%
                          ---------------------  -----------------
                                291,310     (1)             27.49%
                          =====================  =================


(1)     All directors and officers, as a group, including persons named above.

(2) The 86,375 shares beneficially held by Paul L. Howard are held in the Howard Family Trust.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
             MANAGEMENT  (Continued)
             ----------

(3) The 93,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary M. Hodges Trust. This amount also includes 5,425 shares held directly by Everett
L. Hodges, 10,398 shares held of record by Energy Production & Sales Co., Inc.
(EPS), and 3,750 shares held by California Oil Independents, Inc. The 93,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett L. and Mary M. Hodges, as to which Mr. and Mrs. Everett
L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

(4) The 102,161 shares beneficially held by Morris V. Hodges include 714 shares held of record jointly in the Morris V. Hodges and Kathryn M. Hodges Trust. This amount also includes 10,398 shares held of record by Sunset
Pipeline and Terminalling, Inc., a company controlled by Mr. Hodges, and 96,025 shares held by adult children of Morris V. Hodges and Kathryn M. Hodges. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

1993  INCENTIVE  STOCK  OPTION  PLAN  AND 1993 NON-STATUTORY STOCK OPTION PLAN

The Company has in effect two stock option plans - the 1993 Incentive Stock Option Plan (the Incentive Plan) and the 1993 Non-Statutory Stock Option Plan (the Non-Statutory Plan) (the Incentive Plan and the Non-Statutory Plan are sometimes collectively referred to herein as the Plans), which were adopted by the Board of Directors and approved by the shareholders of the Company in 1993. The Plans in the aggregate provide for the granting of options to purchase a maximum of 150,000 shares of the Company's common stock to employees and directors of the Company and its affiliates (as defined herein); however, options which may be granted to non-employee directors are limited to
a  maximum  of  7,500  shares.    The  Plans  expire  on  February  8,  2003.

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

1993  STOCK  BONUS  PLAN

In February 1993, the Board of Directors adopted the Company's 1993 Stock Bonus Plan (Bonus Plan). The Bonus Plan provides the awarding of up to 6,250 shares of the Company's common stock to officers and key employees of the Company. The Plan is administered by the Board of Directors which has the authority to determine the officers and key employees to whom stock bonuses are to be awarded, the time or times at which stock bonuses will be awarded, and, subject to the limits discussed below, the number of shares to be granted under each award. The Board of Directors has the power to delegate the administration of the Bonus Plan to a committee of the Board appointed in accordance with the Company's Bylaws. The aggregate fair market value (determined as of the date of grant) of the shares of common stock awarded to any officer or key employee under the Bonus Plan in any one calendar year cannot exceed one-sixth of the officer's or key employee's salary (excluding bonuses and awards under other incentive plans maintained by the Company) for such calendar year. The Bonus Plan terminated on February 8, 1998.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
             MANAGEMENT  (Continued)
             ----------

DIRECTORS  STOCK  COMPENSATION  PLAN
On April 16, 1992, as part of its cost containment program, the Board of Directors of the Company adopted the Directors Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan provides for the granting of stock to non-employee directors of the Company in lieu of paying director's fees in cash. The purpose of the Stock Compensation Plan is to minimize cash outflow from the Company by compensating non-employee directors for their services to the Company in stock rather than in cash. The maximum number of shares provides for the Stock Compensation Plan is 18,750. Only non-employee directors of the Company are eligible to participate in the Stock Compensation Plan. In February 1994 and February 1993, a distribution of 2,075 shares and 1,050 shares was made to each of the non-employee directors under this Plan, respectively. This Plan terminated on February 10, 1995, at which time all of the shares issued under this Plan were distributed to non-employee directors.

The Stock Compensation Plan is administered by the disinterested members of the Board, or, in the event there are none such, the President and Chief Executive Officer and the Secretary of the Company. The granting of stock under the Stock Compensation Plan is according to a pre-set formula. Directors fees payable to non-employee directors of the Company under this plan were set by the Board at $700 per month. Under the Stock Compensation Plan, the eligible directors received stock at a value of $700 per month, determined by the average trading price as quoted on the nasdaq Small Cap System for the calendar month immediately preceding the month in which the directors fees is earned; provided, however, that the valuation of the stock shall not be less than the net book value of the Company expressed on a per share basis. Any shares issued under this plan shall be restricted shares, subject to a two year holding period.

REPORTABLE  TRANSACTIONS

To the knowledge of the Company, as of February 27, 1997, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

On March 6, 1997, the Board adopted a resolution granting stock options to purchase up to 5,000 shares of common stock to the CEO, and up to 2,500 shares of common stock to each of the three non-employee directors. Under the terms of the resolution, the CEO and each of the directors can purchase shares of common stock for the average price that the Company's stock was trading before and after March 6, 1997. This average is $3.00 per share. The Company has not yet issued these options.

No stock options were exercised during the years ended December 31, 1996 and 1997.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

During the last fiscal year, the Company has been involved in various related party transactions with certain Directors of the Company, or entities controlled or affiliated with such individuals. The following table sets forth the relationship, through ownership of securities, between Petrominerals and the following individuals and entities:


                                                        Percentage
                      Name           Beneficial Owner      Owned
-----------------------------------  -----------------  -----------

Petrominerals 96-1, a Limited        General Partner:
  Partnership                        Petrominerals            1.00%
                                     Limited Partners:
                                     Paul L. Howard          23.21%
                                     Morris V. Hodges        17.86%
                                     David G. Davidson       17.86%
                                     Unrelated parties       40.07%
                                                        -----------
   Total                                                    100.00%
                                                        ===========
Petrominerals 81-1, a Limited        General Partner:
 Partnership (Partnership)           Petrominerals            6.78%
                                     Limited Partners:
                                     EPS                     33.90%
                                     Morris V. Hodges         2.26%
                                     Paul L. Howard           2.26%
                                     Unrelated parties       54.80%
                                                        -----------
   Total                                                    100.00%
                                                        ===========
Terra-Therme II (formerly the        Petrominerals           19.13%
  Newberry Partnership), a general   Paul L.  Howard          9.56%
  partnership (Terra-Therme II)      Unrelated parties       71.31%
                                                        -----------
   Total                                                    100.00%
                                                        ===========


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

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
             (Continued)

Petrominerals  96-1  Limited  Partnership  (Continued)
-----------------------------------------

The partnership contributed $280,000 to cover the intangible costs of drilling the well and the Company provided the drill site and well casing under a turnkey drilling contract. The Company also provided all of the other tangible equipment needed to produce the well under a lease agreement. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. The Company receives $2,400 per month for leased equipment until payout and $400 thereafter. The Company also receives a $350 per month management fee as general partner.

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

In addition to income derived from its overriding royalties, working interests and drilling fees, Petrominerals received operator and equipment lease fees which totaled $7,800 during 1997.

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

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
             (Continued)

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS  (Continued)

Terra-Therme  II  (Continued)
----------------

Vulcan purchased its interests in the Newberry Crater properties for a total investment of less than $500,000, plus approximately 120,000 shares of Vulcan Class A common stock. Petrominerals received $11,915 in cash and 44,943 shares of Vulcan Class A common stock for a carried interest in the development of this property. The Terra-Therme II Partnership retains a 1% net profit interest in certain of the properties in the Newberry site. In addition, the Terra-Therme Partnership retains a 0.6% overriding royalty interest on certain remaining properties it acquired from Vulcan. The Company retains a 19.125% interest and Mr. Howard retains a 9.563% interest in the Terra Therme II Partnership.

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

                                    PART IV
                                    -------

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
             ON  FORM  8-K
             -------------


                                                                              Page(s)
                                                                              -------

A.  LIST OF DOCUMENTS
----------------------------------------------------------------------------

      1.  Report of Brown Armstrong Randall & Reyes,
             Independent Auditor's Report. . . . . . . . . . . . . . . . . .       19
           Consolidated Balance Sheets at December 31, 1997 and 1996 . . . .    20-21
           Consolidated Statements of Operations for the Years Ended
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .       22
           Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 1997 and 1996. . . . . . . . . . . . .       23
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .       24
           Notes to Consolidated Financial Statements. . . . . . . . . . . .    25-44
      2.  Financial Statement Schedules
----------------------------------------------------------------------------

           The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.
           Schedules for the Years Ended December 31, 1997 and 1996:

           Schedule II - Valuation, Qualifying Accounts and Reserves . . . .       60

















Pagr 58

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
---------------------------------------------------
ON FORM 8-K (Continued)
-----------
3.  Reports on Form 8-K
-------------------
    None.
4.  Exhibits
-------------
(2)(a) Order Approving Disclosure Statement and Fixing Time for Filing Acceptances and Rejections of Plan and Fixing Date for
           Confirmation
           Hearing for Hydro-Test International, Inc.*
(2)(b)     Supplemental Hydro-Test International, Inc. Chapter 11
           Disclosure Statement*
(2)(c)     Supplemental Hydro-Test International, Inc. Chapter 11
           Plan*
(3)(a)     Certificate of Incorporation**
(3)(a)(I)  Amendment of Certificate of Incorporation***
(3)(b)     Bylaws, as Amended***
(10)(a) Petrominerals Corporation 1993 Incentive Stock Option Plan and 1993
           Non-Statutory Stock Option Plan Incorporation****
(10)(b)    Form of Petrominerals Corporation Employee Stock Option
           Agreement****
(10)(c)    Petrominerals Corporation 1993 Employee Stock Bonus
           Plan*****
(10)(d)    Petrominerals Corporation Directors Stock Compensation
           Plan******
(21)       Subsidiaries of the Registrant

* Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

** Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1981.

*** Incorporated herein by reference to Exhibit of same number in Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

**** Incorporated herein by reference to Form S-8 Registration No. 33-70690, as filed with the Securities and Exchange Commission on October 22, 1993.

***** Incorporated herein by reference to Form S-8 Registration No. 33-70688, as filed with the Securities and Exchange Commission on October 22, 1993.

****** Incorporated herein by reference to Form S-8 Registration No. 33-70692, as filed with the Securities and Exchange Commission on October 22, 1993.

                           PETROMINERALS CORPORATION
           SCHEDULE II - VALUATION, QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                                (In Thousands)






                                                                Additions
                                   Balance at   (Recoveries)   Balance at
                                    Beginning    Charged to      End of
                                    of Period      Income        Period
                                   -----------  -------------  -----------

Valuation allowance on oil and
  gas properties
        1997                       $    10,963  $           -  $    10,963
                                   ===========  =============  ===========
        1996                       $    10,963  $           -  $    10,963
                                   ===========  =============  ===========

                                   Balance at     (Additions)  Balance at
                                   Beginning    Posted to      End of
                                   of Period    Income         Period
                                   -----------  -------------  -----------
Allowance for doubtful receivable
        1997                       $        29  $          29  $         -
                                   ===========  =============  ===========
        1996                       $        66  $          37  $        29
                                   ===========  =============  ===========

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PETROMINERALS CORPORATION
                                                   (Registrant)



Dated:      February  27,  1998                     By: /S/ Paul L. Howard
                                                        ------------------
                                                         Paul L. Howard,
                                                         President  and Chief
                                                         Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


Dated:      February  27,  1998                     By: /S/ Paul L. Howard
                                                        ------------------
                                                        Paul L. Howard,
                                                        President and Chief
                                                        Executive  Officer

Dated:      February  27,  1998                     By: /S/ David G. Davidson
                                                        ---------------------
                                                         David  G.Davidson,
                                                         Director


Dated:      February  27,  1998                    By: /S/ Everett L. Hodges
                                                       ---------------------
                                                         Everett  L. Hodges,
                                                         Director


Dated:      February  27,  1998                     By: /S/ Morris V. Hodges
                                                        --------------------
                                                         Morris  V.Hodges,
                                                         Assistant Secretary
                                                         and  Director


Dated:      February  27,  1998                      By: /S/ William N. Hagler
                                                         ---------------------
                                                         William  N. Hagler

                                   EXHIBITS

                                  EXHIBIT 21


                        SUBSIDIARIES OF THE REGISTRANT

1.          Hydro-Test  International,  Inc.