Form 10QSB
period 1998-03-31
PETROMINERALS CORP
filed 1998-05-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark  One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934
       For the transition period from        to            .



                          Commission File No. 1-6336
                          --------------------------

                            Petrominerals Corporation
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                No. 95-2573652
       --------------                             ----------------
(State or other jurisdiction of           (I.R.S. EmployerIdentification No.)
incorporation or organization)

            915 South Westminster Avenue, Alhambra, California  91803
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (626) 284-8842
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ]          [X]
                                No          Yes

The number of shares of Registrant's common stock outstanding at March 31, 1998 was 1,059,417.

                           PETROMINERALS  CORPORATION
                                     INDEX




                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
  Consolidated Balance Sheets March 31, 1998 and December 31, 1997 .     3
  Consolidated Statements of Operations for the three months ended
    March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .     5
  Consolidated Statements of Cash Flows for the three months ended
    March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .     6
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     7
Item 2.  Management's Discussion and Analysis of Financial Condition
               Condition and Results of Operations . . . . . . . . .     8
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

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

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                                    ASSETS


                                             March 31,   December 31,
                                                1998         1997
                                             ----------  -------------

Current Assets
  Cash and cash equivalents                  $      216  $         235
  Accounts receivable, net                           92            115
  Inventories                                        50             50
  Prepaid expenses                                   14              7
  Current portion of note receivable                440             22
                                             ----------  -------------

    Total Current Assets                            812            429
Restricted Cash                                      40             40
Property and Equipment, net (including oil
  and gas properties accounted for on the
  successful efforts method)                      2,247          2,198
Notes Receivable and Other Assets                    21            445
                                             ----------  -------------
    Total Assets                             $    3,120  $       3,112
                                             ==========  =============

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,   December 31,
                                                      1998         1997
                                                   ----------  -----------

Current Liabilities
  Accounts payable                                 $      237  $         160
  Current portion of long-term debt                         8              8
  Accrued liabilities                                     179             83
  Royalties payable                                        24             29
                                                   ----------  -------------

    Total Current Liabilities                             448            280
Long-Term Debt, net of current portion                      1              3
Prepetition liabilities                                   516            516
                                                   ----------  -------------
    Total Liabilities                                     965            799
                                                   ----------  -------------
Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
    no shares issued and outstanding                        -              -
  Common stock:
    $.10 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    March 31, 1998 and December 31, 1997,
    respectively                                          848            848
Capital in Excess of Par Value                            563            563

Retained Earnings                                         744            902
                                                   ----------  -------------
    Total Stockholders' Equity                          2,155          2,313
                                                   ----------  -------------
    Total Liabilities and Stockholders' Equity     $    3,120  $       3,112
                                                   ==========  =============

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                         For  the  Three  Months
                                            Ended  March  31,
                                       ----------------------------

                                              1998     1997
                                             -------  ------

REVENUES
  Oilfield services                          $   25   $   12
  Oil and gas                                   132      325
  Other income                                   31       31
                                             -------  ------

    Total Revenues                              188      368
                                             -------  ------
COSTS AND EXPENSES
  Oilfield services                              40       35
  Oil and gas                                   156      130
  Depreciation, depletion and amortization       31       28
  General and administrative                    106      110
  Interest                                        1        1
  Other expense                                  12        8
                                             -------  ------

    Total Costs and Expenses                    346      312
                                             -------  ------
Net income (loss)                            $ (158)  $   56
                                             =======  ======


Net income (loss) per share                  $ (.15)  $  .05
                                             =======  ======

Weighted Average Common Shares Outstanding    1,059    1,056
                                             =======  ======



(Per share amounts at December 31, 1997 have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See
Note  3  -  Stock  Split).

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                       For the Three Months
                                                          Ended March 31,
                                                      -----------------------

                                                              1998    1997
                                                             ------  ------

Cash Flows from Operating Activities
  Net income (loss)                                          $(158)  $  56
  Adjustments to reconcile net loss to net cash
    provided from operating activities:
      Depreciation, depletion and amortization                  31      28
      Bad debt written off                                     (15)      -
      Changes in operating working capital:
        Accounts receivable                                     23       9
        Prepaid                                                 (7)    (11)
        Other assets                                             1       -
        Accounts payable                                        92    (288)
        Royalties payable                                       (5)     (2)
        Accrued liabilities                                     96      (5)
        Prepetition liabilities                                  -      (5)
                                                              ------  ------


      Net Cash Provided (Used) by Operating Activities          58    (218)
                                                              ------  ------

Cash Flows from Investing Activities
  Capital expenditures                                        (80)      (91)
  Note receivable                                               5         2
                                                              ------  ------

      Net Cash Used by Investing Activities                   (75)      (89)
                                                             ------   ------
Cash Flows from Financing Activities
  Principal payment of debt                                    (2)        -
  Long term debt borrowed                                       -         2
                                                              ------   ------

      Net Cash Provided (Used) by Financing Activities         (2)        2
                                                              ------  ------
Net Decrease in Cash and Cash Equivalents                     (19)     (305)

Cash and Cash Equivalents at beginning of period               275      654
                                                              ------  ------
Cash and Cash Equivalents at end of period                   $ 256    $ 349
                                                              ======  ======

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1998 AND 1997
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 financial statements to conform to the presentation used in 1998.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE  3  -  STOCK  SPLIT
          --------------

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997.

NOTE  4-  SUBSEQUENT  EVENT
          -----------------

The Company received approximately $440,000 on May 6, 1998, as an advance payment on a note receivable. The original note, dated January 15, 1995, was due in monthly installments of $4,923.70 for a period of 15 years at 8.50% annual interest, with a balloon payment due at the end of the period. The payor opted to pay the loan off early to reduce interest expense. The note receivable has been reported as a current asset in the financial statements for the three months ended March 31, 1998.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
                 OF  OPERATIONS
                 --------------

FINANCIAL  CONDITION

The Company had a negative cash flow of approximately $19,000 for the three months ended March 31, 1998, compared to a negative cash flow of approximately $305,000 for the three months ended March 31, 1997. The current period negative cash flow is the result of depressed oil prices and production cutbacks. The negative cash flow at March 31, 1997 was the result of the Company paying off the accrued liabilities associated with the 96-1 turnkey drilling program. The Company expects to have positive cash flows during the second quarter of 1998, following the receipt of a prepayment of a $440,000 note receivable on May 6, 1998. The Company plans to use the cash from this prepayment to reduce outstanding liabilities.

Three  months  ended  March  31,  1998 as compared with the three months ended
------------------------------------------------------------------------------
March  31,  1997.
-----------------

The Company had a loss from continuing operations of $158,000 for the three months ended March 31, 1998 as contrasted to income from continuing operations of approximately $56,000 for the three months ended March 31, 1997. The current period loss is primarily the result of a significant decline in oil and gas revenues as discussed below.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

As noted in the 10-KSB for the year ended December 31, 1997, the Company has entered into a contract to sell their oil and gas producing properties to an unrelated entity. During subsequent negotiations, the Company agreed to retain a small portion of the field and has made repairs to the facilities in order to prepare the property for the sale. The sale is now expected to close sometime during May 1998.

The Company's oil and gas revenues decreased by approximately 60% as compared to the three months ended March 31, 1997. The decrease was due to a decline in oil prices and a decrease in the Company's production.

Oil prices have rebounded slightly since early 1998, however, prices are still well below 1997 levels. This continues to hurt the Company's profitability. The Company's production was also cut during the first quarter of 1998 when the Company experienced problems with their waste water disposal well. The problem has been corrected and production levels have since returned to their normal levels.

The Company's expenses related to oil and gas production for the current period increased by approximately 17% as compared to the three months ended March 31, 1997. This increase was primarily due to increased utility costs that the Company incurred when their cogeneration plant became inoperable. The cogeneration plant supplies electricity to operate the pumping units that produce oil, therefore, the Company is forced to buy electricity from a ulitity company when the cogeneration plant is inoperable. The company recently completed the repairs to their cogeneration plant and the plant is now fully operational.


Oilfield  Services  Segment
---------------------------

The Company continues to operate its wholly owned subsidiary Hydo-Test International, Inc. (HTI) with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations increased by approximately $13,000 during the first three months of 1998, as compared to the same period in 1997. However, oilfield service expenses also increased by approximately $5,000 during the same period. This resulted in a loss of approximately $15,000 for the three months ended March 31, 1998, as compared to a loss of approximately $23,000 for the same period in 1997. It is difficult to determine if these losses will continue.


                          PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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

None.


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a)          Exhibits  -  None.

(b) Reports on Form 8-K - A statement on the proposed sale of the oilfield properties was filed on February 4, 1998 on Form 8-K.

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PETROMINERALS CORPORATION
                                                  -------------------------
                                                  (Registrant)



                                                     /s/  Paul  L. Howard
                                                     -------------------
                                                     Paul  L.  Howard
                                                     President,  CEO  &
                                                     Chief  Financial  Officer