Form 10-Q
period 1998-06-30
PETROMINERALS CORP
filed 1998-08-13
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-QSB

(Mark  One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

                        Delaware                        No. 95-2573652
       -----------------------------------------------------------------
       (State or other jurisdiction of incorporation   (I.R.S. Employer
        or organization)                              Identification No.)

             915 South Westminster Avenue, Alhambra, California 91803
        -------------------------------------------------------------------
                   (Address of principal executive offices)

                                   (626) 284-8842
                        ------------------------------------
             (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [  ]          [X]
                                No           Yes

The number of shares of Registrant's common stock outstanding at June 30, 1998 was 1,059,417.

                           PETROMINERALS CORPORATION

                                     INDEX




                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
  Consolidated Balance Sheets June 30, 1998 and December 31, 1997. . . . .     3
  Consolidated Statements of Operations for the three and six months ended
    June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .     5
  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .     6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .     7
Item 2.  Management's Discussion and Analysis of Financial Condition
               Condition and Results of Operations . . . . . . . . . . . .     8
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .     9
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

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

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                                    ASSETS


                                                             December 31,
                                             June 30, 1998       1997
                                             --------------  -------------

Current Assets
  Cash and cash equivalents                  $        3,469  $         235
  Accounts receivable, net                               82            115
  Inventories                                             -             50
  Prepaid expenses                                       26              7
  Current portion of note receivable                      -             22
                                             --------------  -------------

    Total Current Assets                              3,577            429
Restricted Cash                                          40             40
Property and Equipment, net (including oil
  and gas properties accounted for on the
  successful efforts method)                            184          2,198
Notes Receivable and Other Assets                     1,061            445
                                             --------------  -------------
    Total Assets                             $        4,862  $       3,112
                                             ==============  =============

                           PETROMINERALS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   December 31,
                                                   June 30, 1998       1997
                                                   --------------  -------------

Current Liabilities
  Accounts payable                                 $          138  $         160
  Current portion of long-term debt                             -              8
  Accrued liabilities                                          66             83
  Royalties payable                                            11             29
                                                   --------------  -------------

    Total Current Liabilities                                 215            280
Long-Term Debt, net of current portion                          -              3
Prepetition liabilities                                       458            516
                                                   --------------  -------------
    Total Liabilities                                         673            799
                                                   --------------  -------------
Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding                            -              -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    June 30, 1998 and December 31, 1997,
    respectively                                              848            848
Capital in Excess of Par Value                                563            563

Retained Earnings                                           2,778            902
                                                   --------------  -------------
    Total Stockholders' Equity                              4,189          2,313
                                                   --------------  -------------
    Total Liabilities and Stockholders' Equity     $        4,862  $       3,112
                                                   ==============  =============

         See accompanying notes to consolidated financial statements.



                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                              For the Three      For the Six
                                               Months Ended      Months Ended
                                                 June 30,          June 30,

                                              1998     1997     1998     1997
                                             -------  -------  -------  ------

REVENUES
  Oilfield services                          $   30   $   31   $   55   $   43
  Oil and gas                                     2      264      134      589
  Other income                                   78       42      109       73
                                             -------  -------  -------  ------
Total Revenues                                  110      337      298      705
                                             -------  -------  -------  ------
COSTS AND EXPENSES
  Oilfield services                              42       44       82       79
  Oil and gas                                    22      146      178      276
  Depreciation, depletion and amortization        2       28       33       56
  General and administrative                    164      120      270      230
  Interest                                        1        -        2        1
  Other expense                                   7        8       19       15
                                             -------  -------  -------  ------
Total Costs and Expenses                        238      346      584      657
                                             -------  -------  -------  ------
Net Income (Loss) from Operations              (128)      (9)    (285)      48
                                             -------  -------  -------  ------
Gain on sale of fixed assets                  2,161        -    2,161        -
                                             -------  -------  -------  ------
Net income (loss)                            $2,033   $   (9)  $1,876   $   48
                                             =======  =======  =======  ======

Net Income (Loss) Per Share                  $ 1.92   $    -   $ 1.77   $  .01
                                             =======  =======  =======  ======
Weighted Average Common Shares Outstanding   $1,059   $8,475   $1,059   $8,475
                                             =======  =======  =======  ======



(Per share amounts at December 31, 1997 have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See
Note 3 - Stock Split)

         See accompanying notes to consolidated financial statements.

                           PETROMINERALS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          For the Six Months
                                                            Ended June 30,
                                                          ------------------

                                                            1998     1997
                                                          --------  --------

Cash Flows from Operating Activities
  Net income (loss)                                       $ 1,876   $     47
  Adjustments to reconcile net loss to net cash
    provided from operating activities:
      Depreciation, depletion and amortization                 33         56
      Gain on sale of fixed assets                         (2,161)         -
      Changes in operating working capital:
        Accounts receivable                                    33         29
        Prepaid                                               (19)       (16)
        Inventory                                              50         (4)
        Other assets                                         (594)        20
        Accounts payable                                      (22)      (322)
        Royalties payable                                     (18)        (8)
        Accrued liabilities                                   (17)        15
        Prepetition liabilities                               (58)        (5)
                                                          --------  ---------

      Net Cash Provided (Used) by Operating Activities       (897)      (188)
                                                          --------  ---------
Cash Flows from Investing Activities
  Proceeds from sale of assets                              3,680          -
  Capital expenditures                                          -       (189)
  Note receivable                                             462        (17)
                                                          --------  ---------

      Net Cash Used by Investing Activities                 4,142       (206)
                                                          --------  ---------
Cash Flows from Financing Activities
  Principal payment of debt                                   (11)         -
  Long term debt borrowed                                       -          -
                                                          --------  ---------

      Net Cash Provided (Used) by Financing Activities        (11)         -
                                                          --------  ---------
Net Decrease in Cash and Cash Equivalents                   3,234       (394)

Cash and Cash Equivalents at beginning of period              275        654
                                                          --------  ---------
Cash and Cash Equivalents at end of period                $ 3,509   $    260
                                                          ========  =========

                           PETROMINERALS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1998 AND 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - PER SHARE COMPUTATIONS
-------------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 - STOCK SPLIT
--------------------

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. In addition, the Company's shareholders approved a reduction in the number of authorized preferred stock from 5,000,000 shares to 2,900,000 shares.

NOTE 4- DISPOSITION OF ASSETS
-----------------------------

On February 4, 1998, the Company entered into a contract for the sale of substantially all of the Company's oil and gas operating assets to an unrelated entity. These operating assets include the Company's 140 acre real property holding in Hasley Canyon, together with the oil and gas wells and leasehold interests and related equipment. The sale was effective April 1, 1998. The purchase price was $4,670,000 which included $3,739,000 in cash and a production payment of $931,000, payable in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment will be equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced. There is no stated interest on the note. Presently, the company has received no production payments under this provision.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
---------------------------------------------------------------------
OF OPERATIONS
-------------

FINANCIAL CONDITION

As discussed in Note 4 to the Financial Statements, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company had a positive cash flow of approximately $3,234,000 for the six months ended June 30, 1998, compared to a negative cash flow of approximately $394,000 for the six months ended June 30, 1997. However, the Company had a negative cash flow from operations of approximately $285,000 for the six months ended June 30, 1998. The current period negative cash flow is the result of a significant decline in production and sales due to the sale of the substantially all of the Company's oil and gas properties, coupled with continuing depressed oil prices. The negative cash flow at June 30, 1997 was the result of the Company paying off the accrued liabilities associated with the 96-1 turnkey drilling program. The Company expects to have positive cash flows from the earnings on its cash and cash equivalents and from the retained oil and gas operations during the subsequent quarters of 1998.

Six months ended June 30, 1998 as compared with the six months ended June 30,
1997
-------------------------------------------------------------------------------

The Company sold substantially all of its oil and gas properties in the middle of the second quarter of 1998. Accordingly, results of continuing operations for the period ended June 30,1998 is not comparable to the same period in 1997.

BUSINESS REVIEW

Oil and Gas Segment
-------------------

As noted in the 10-KSB for the year ended December 31, 1997, the Company entered into a contract to sell their oil and gas producing properties to an unrelated entity. The sale was completed in May, 1998 with an effective date of April 1, 1998. As a part of the amended sale agreement, the Company agreed to retain a small portion of the field and made repairs to the facilities in order to prepare the property for the sale. The Company continues to earn marginal revenues from the retained interests in certain oil and gas properties and interest income.

Oilfield Services Segment
-------------------------

The Company continues to operate its wholly owned subsidiary Hydro-Test International, Inc. (HTI) with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations increased by approximately $43,000 during the first six months of 1998, as compared to the same period in 1997. However, oilfield service expenses also increased by approximately $58,000 during the same period. This resulted in a loss of approximately $29,800 for the six months ended June 30, 1998, as compared to a loss of approximately $36,000 for the same period in 1997. It is difficult to determine if these losses will continue.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

                                     PETROMINERALS CORPORATION
                                     -------------------------
                                     (Registrant)



                                     /s/ Paul L. Howard
                                     ------------------
                                      Paul L. Howard
                                      President, CEO &
                                      Chief Financial Officer