Form 10QSB
period 1998-09-30
PETROMINERALS CORP
filed 1998-11-13
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE
                                    COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

                                       Delaware
                               -------------------------
                                  No. 95-2573652
                                 --------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                No.)

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

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at September 30, 1998 was 1,059,417.


                            PETROMINERALS CORPORATION

                                      INDEX




                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
  Consolidated Balance Sheets September 30, 1998 and
    December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .     3
  Consolidated Statements of Operations for the three and nine months
    months ended September 30, 1998 and 1997. . . . . . . . . . . . .     5
  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . .     6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . .     7
Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .. . . . . . . . . . . . . .     8
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     9
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10






                         PART I - FINANCIAL INFORMATION



ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                                     ASSETS


                                             September 30,   December 31,
                                                  1998           1997
                                             --------------  -------------
Current Assets
  Cash and cash equivalents . . . . . . . .  $        3,276  $         235
  Accounts receivable, net. . . . . . . . .              72            115
  Inventories . . . . . . . . . . . . . . .               -             50
  Prepaid expenses. . . . . . . . . . . . .              32              7
  Current portion of note receivable. . . .               -             22
                                             --------------  -------------

    Total Current Assets. . . . . . . . . .           3,380            429
Restricted Cash . . . . . . . . . . . . . .              25             40
Property and Equipment, net (including oil
  and gas properties accounted for on the
  successful efforts method). . . . . . . .             380          2,198
Notes Receivable and Other Assets . . . . .             498            445
                                             --------------  -------------
    Total Assets. . . . . . . . . . . . . .  $        4,283  $       3,112
                                             ==============  =============




                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,   December 31,
                                                        1998           1997
                                                   --------------  -------------
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $          194  $         160
  Current portion of long-term debt . . . . . . .               -              8
  Accrued liabilities . . . . . . . . . . . . . .              65             83
  Royalties payable . . . . . . . . . . . . . . .              11             29
                                                   --------------  -------------

    Total Current Liabilities . . . . . . . . . .             270            280
Long-Term Debt, net of current portion. . . . . .               -              3
Prepetition liabilities . . . . . . . . . . . . .             448            516
                                                   --------------  -------------
    Total Liabilities . . . . . . . . . . . . . .             718            799
                                                   --------------  -------------
Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding. . . . . . .               -              -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    September 30, 1998 and December 31, 1997,
    respectively. . . . . . . . . . . . . . . . .             848            848
Capital in Excess of Par Value. . . . . . . . . .             563            563

Retained Earnings . . . . . . . . . . . . . . . .           2,154            902
                                                   --------------  -------------
    Total Stockholders' Equity. . . . . . . . . .           3,565          2,313
                                                   --------------  -------------
    Total Liabilities and Stockholders' Equity. .  $        4,283  $       3,112
                                                   ==============  =============






          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            For the Three Months For the Nine
                                              Ended September 30,Months Ended
                                                               September30,1998
                                                1998     1997    1998     1997
                                               -------  ------  -------  ------
REVENUES
  Oilfield services . . . . . . . . . . . . .  $   12   $   32  $   67   $   75
  Oil and gas . . . . . . . . . . . . . . . .      44      243     178      832
  Other income. . . . . . . . . . . . . . . .      46      124     155      197
                                               -------  ------  -------  ------
Total Revenues. . . . . . . . . . . . . . . .     102      399     400    1,104
                                               -------  ------  -------  ------
COSTS AND EXPENSES
  Oilfield services . . . . . . . . . . . . .      30       52     112      131
  Oil and gas . . . . . . . . . . . . . . . .     105      128     283      404
  Depreciation, depletion and amortization. .       3       25      36       81
  General and administrative. . . . . . . . .     122      115     392      345
  Interest. . . . . . . . . . . . . . . . . .       -        1       2        2
  Other expense . . . . . . . . . . . . . . .       3        9      22       24
                                               -------  ------  -------  ------
Total Costs and Expenses. . . . . . . . . . .     263      330     847      987
                                               -------  ------  -------  ------
Net Income (Loss) from Operations . . . . . .    (161)      69    (447)     117
                                               -------  ------  -------  ------
Gain on sale of fixed assets(2) . . . . . . .       -        -   1,685        -
                                               -------  ------  -------  ------
Net income (loss) . . . . . . . . . . . . . .  $ (161)  $   69  $1,238   $  117
                                               =======  ======  =======  ======
Net Income (Loss) Per Share . . . . . . . . .  $(0.15)  $  .07  $ 1.17   $  .11
                                               =======  ======  =======  ======
Weighted Average Common Shares Outstanding(1)  $1,059   $1,059  $1,059   $1,059
                                               =======  ======  =======  ======

1. Per share amounts at December 31, 1997 have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998. See Note 3 - Stock Split.
2.  The  gain  on  sale  of  assets  has    been adjusted to account for
modifications to the value of assets sold in the previous quarter, and to the net realizable value of certain asset received. See Note 4 - Disposition of Assets.




          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                     For the Nine Months
                                                      Ended September 30,
                                                   -----------------------

                                                          1998     1997
                                                        --------  ------
Cash Flows from Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . . .  $ 1,238   $ 117
  Adjustments to reconcile net loss to net cash
    provided from operating activities:
      Depreciation, depletion and amortization . . . .       36      81
      Gain on sale of fixed assets . . . . . . . . . .   (1,685)      -
      Changes in operating working capital:
        Accounts receivable. . . . . . . . . . . . . .       44      45
        Prepaid. . . . . . . . . . . . . . . . . . . .      (25)    (25)
        Inventory. . . . . . . . . . . . . . . . . . .       50       5
        Other assets . . . . . . . . . . . . . . . . .     (695)     20
        Accounts payable . . . . . . . . . . . . . . .      712    (344)
        Royalties payable. . . . . . . . . . . . . . .      (18)    (10)
        Accrued liabilities. . . . . . . . . . . . . .      (18)     20
        Prepetition liabilities. . . . . . . . . . . .      (68)     (2)
                                                        --------  ------

      Net Cash Used by Operating Activities. . . . . .     (429)    (93)
                                                        --------  ------
Cash Flows from Investing Activities
  Proceeds from sale of assets . . . . . . . . . . . .    3,121       -
  Capital expenditures . . . . . . . . . . . . . . . .     (117)   (227)
  Note receivable. . . . . . . . . . . . . . . . . . .      462     (17)
                                                        --------  ------

      Net Cash Provided (Used) by Investing Activities    3,466    (244)
                                                        --------  ------
Cash Flows from Financing Activities
  Principal payment of debt. . . . . . . . . . . . . .      (11)     (2)
  Long term debt borrowed. . . . . . . . . . . . . . .        -       -
                                                        --------  ------

      Net Cash Used by Financing Activities. . . . . .      (11)     (2)
                                                        --------  ------
Net Increase (Decrease) in Cash and Cash Equivalents .    3,026    (339)

Cash and Cash Equivalents at beginning of period . . .      275     654
                                                        --------  ------
Cash and Cash Equivalents at end of period . . . . . .  $ 3,301   $ 315
                                                        ========  ======




                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
---------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - PER SHARE COMPUTATIONS
----------------------
Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 - STOCK SPLIT
------------
On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. In addition, the Company's shareholders approved a reduction in the number of authorized preferred stock from 5,000,000 shares to 2,900,000 shares.

NOTE 4- DISPOSITION OF ASSETS
---------------------
On February 4, 1998, the Company entered into a contract for the sale of substantially all of the Company's oil and gas operating assets to an unrelated entity. These operating assets include the Company's 140 acre real property holding in Hasley Canyon, together with the oil and gas wells and leasehold interests and related equipment. The sale was effective April 1, 1998. The purchase price was $4,670,000 which included $3,739,000 in cash and a production payment of $931,000, payable in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment will be equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced. There is no stated interest on the note. Presently, the company has received no production payments under this provision.



NOTE 4- DISPOSITION OF ASSETS (Continued)
---------------------

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931,000 production payment given in the exchange. Management feels that only approximately 40% of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 have been reduced by $559,000 to reflect management's revised valuation of the production payment receivable. The previously reported gain has also been recalculated from June 30, 1998 to re-capitalize certain assets previously disposed. Management retained interests in some of its properties and has withdrawn capital expenditures incurred during the sale from amounts previously considered as costs of the disposed assets. Accordingly, fixed assets have been adjusted to include the value of these capital expenditures.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
---------------------------------------------------------------------
OF OPERATIONS
-------------
FINANCIAL CONDITION
As discussed in Note 4 to the Financial Statements, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company had a positive cash flow of approximately $3,026,000 for the nine months ended September 30, 1998, compared to a negative cash flow of approximately $339,000 for the nine months ended September 30, 1997.
However, the Company had a negative cash flow from operations of approximately $429,000 for the nine months ended September 30, 1998. The current period negative cash flow is the result of a significant decline in production and sales due to the sale of the substantially all of the Company's oil and gas properties, coupled with continuing depressed oil prices. The negative cash flow at September 30, 1997 was the result of the Company paying off the accrued liabilities associated with the 96-1 turnkey drilling program. The Company expects to have positive cash flows from the earnings on its cash and cash equivalents and from the retained oil and gas operations during the subsequent quarters of 1998.

Nine months ended September 30, 1998 as compared with the nine months ended
---------------------------------------------------------------------------
September 30, 1997.
-------------------
The Company sold substantially all of its oil and gas properties in the middle of the second quarter of 1998. Accordingly, results of continuing operations for the period ended September 30,1998 is not comparable to the same period in 1997.



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

Oilfield Services Segment
-------------------------
The Company continues to operate its wholly owned subsidiary Hydro-Test International, Inc. (HTI) with existing equipment at the remaining facility near Waller, Texas. There are no current or future plans to expand these operations. Oilfield service revenues from HTI's operations decreased by approximately $7,700 during the first nine months of 1998, as compared to the same period in 1997. However, oilfield service expenses also decreased by approximately $19,000 during the same period. This resulted in a loss of approximately $50,000 for the nine months ended September 30, 1998, as compared to a loss of approximately $117,000 for the same period in 1997. It is difficult to determine if these losses will continue.




PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
-----------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


ITEM 2.     CHANGES IN SECURITIES
---------------------

None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

None.


ITEM 5.     OTHER INFORMATION
-----------------

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)     Exhibits - None.

(b) Reports on Form 8-K - A statement on the proposed sale of the oilfield properties was filed on February 4, 1998 on Form 8-K.



SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROMINERALS CORPORATION
---
(Registrant)



/s/ Paul L. Howard
------------------
Paul L. Howard
President, CEO &
Chief Financial Officer