Form 10KSB
period 1998-12-31
PETROMINERALS CORP
filed 1999-04-01
CIK 77952

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549
FORM  10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from to.
Commission File Number 1-6336

PETROMINERALS CORPORATION
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

       Delaware
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

       95-2573652
--------------------------------------------------------------------------------
(I.R.S. Employer Identification No.)

27241 BURBANK, FOOTHILL RANCH, CALIFORNIA 92610-2500
--------------------------------------------------------------------------------
(Address of principal executive offices)
Issuer's telephone number: (949) 598-7300
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(G) of the Act:
COMMON STOCK, PAR VALUE $.80
--------------------------------------------------------------------------------
(Title of Class)


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

The  issuer's  revenues  for  its  most  recent  fiscal  year were approximately
$468,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[    ]  yes          [    ]    no

Transitional  small  business  disclosure  format.        [    ] yes      [X] no
The number of shares of Registrant's common stock outstanding was 1,059,417 as of March 20, 1999.
The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,929,500 as of February 24, 1999.

The  total  number  of  pages  in  this  Form  10-KSB  are  55.
The  Index  of  Exhibits  included  in  this  Form 10-KSB is located at page 52.

                            PETROMINERALS CORPORATION
                                     PART I
ITEM  1  -  BUSINESS
            --------
A.    GENERAL  DESCRIPTION  OF  BUSINESS
      ----------------------------------
INTRODUCTION
Petrominerals Corporation (Petrominerals or the Company) which was incorporated under the laws of the State of Delaware in 1966, was engaged in the production of on-shore domestic crude oil and natural gas in Los Angeles County, California, and oilfield services through its well servicing division, Hydro-Test International, Inc. (Hydro-Test). Effective April 1, 1998, the Company disposed of substantially all of its oil and gas properties in a sale to an unrelated entity. The Company's wholly owned subsidiary, Hydro-Test, a New Mexico corporation acquired in 1993, provides tubular testing services including hydro-static testing of tubing, pipelines and valve assemblies in the oil and gas industry, under the name Texas Tubing Testers. In July 1998, Hydro-Test ceased commercial operations and has continued with only one employee operating the Company's office. The Company plans to divest itself of the subsidiary through a complete liquidation or sale.

BUSINESS  STRATEGY

After completing a two year program of corporate downsizing and performing remedial work, the Company engaged the services of an investment banking firm to look for another Company to become a partner to a merger or acquisition. During this process, the Company received an offer for the purchase of all of the Company's oil and gas operations.

Management signed an agreement on February 4, 1998, with an unrelated entity for the sale of all of the oil and gas producing property and related infrastructure, including the 140 acres (see "Real Property Holdings") owned by the Company, for $3,739,000 in cash and a production payment receivable for $931,000. The sale did not include the assets of Hydro-Test. The effective date of the sale was April 1, 1998. The Company plans to use the proceeds to either purchase other oil producing assets or merge with another company. Management is currently considering various options. The Company will no longer operate the oil and gas segment of the business, unless other oil producing properties are acquired.

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

REAL  PROPERTY  HOLDINGS

Prior to the sale agreement effective April 1, 1998, the Company owned 140 acres of unimproved land in the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California, which was the Company's primary location of oil production.

Following this sale, the Company no longer has any significant real property holdings. The remaining interests of the Company were fully impaired at December 31, 1998, based on a current reserve report which valued the remaining reserves at $0.

B.    FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
      ------------------------------------------------------

Prior to the sale of its oil and gas producing properties effective April 1, 1998, Petrominerals principally operated in two industry segments: (1) the production and sale of crude oil; and (2) providing tubular testing and complimentary services through its oilfield services subsidiary, Hydro-Test. During the past three years, revenues were derived from the oilfield services operations and the production and sale of produced crude oil and natural gas until April 1, 1998. The following table shows the Industry Segment Percentage Revenues derived by Petrominerals for the past three years:

Industry Segment Percentage Revenues for the years ended December 31 are as follows:


                   1998   1997   1996
                   -----  -----  -----
Oilfield services  14.5%   6.7%   1.0%
Oil and gas sales  54.5%  76.7%  94.0%
Other . . . . . .  31.0%  16.6%   5.0%

            --------

B.    FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
      ------------------------------------------------------

See Note 10 to the Consolidated Financial Statements in Item 7 hereof for information regarding amount of revenue, operating profit, and identifiable assets attributable to Petrominerals' industry segments for the fiscal years indicated above.

C.    DESCRIPTION  OF  BUSINESS
      -------------------------

OIL  AND  GAS  SALES

Until April 1998, the Company owned and operated oil wells in Los Angeles County, California. Specifically, the Hasley Canyon and Castaic Hills fields are located in the Santa Clarita Valley, Los Angeles County.

Development  of    Properties
-----------------------------
Prior to the disposition of its oil and gas segment, Petrominerals contracted to sell the oil it produced to customers who either refined the oil or resold it to refiners. The Company did not refine any of its oil production and used all of the gas produced to either generate electricity for pumping units or to operate natural gas powered pumping units and tank heaters. Sales of produced oil were generally made pursuant to contracts of 30 or 90 days duration and fluctuate with differences in posted field prices based on the quality of the oil produced. The price obtained for oil depended upon numerous factors, including the extent of domestic production and foreign imports, world events, market demand, hostilities in oil producing countries, and the effect of governmental regulations. As a result of a combination of these factors, oil prices are constantly fluctuating. Prices for California oil are significantly lower than reported benchmark prices for similar oil in the United States, due to the influx of Alaskan North Slope (ANS) crude into West Coast markets, which is directly in competition with California's production.

The average price the Company received for its crude oil during 1998 was approximately $8.46 per barrel, which is approximately $5.83 per barrel lower than the average price which the Company received for its crude in 1997. The Company incurred average production costs of approximately $12.89 per barrel, and produced approximately 46,615 barrels of crude.

The Company entered into a joint venture agreement with Petrominerals 96-1, a limited partnership formed on December 3, 1996 to drill a well on a designated site. The Company has a 1% interest as general partner in the partnership, and the limited partners consist of three directors and two unrelated parties. The Company contributed the drill site in exchange for their interest in the partnership and serves as the well's operator. The Company bought out all limited partners' interests in April 1998 and sold the partnership assets to an unrelated third party thereafter. See Note 8 to the consolidated financial statements in Item 7 herein for details.

            --------

C.    DESCRIPTION  OF  BUSINESS  (Continued)
      -------------------------

Development  of    Properties  (Continued)
-----------------------------

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

Employees. As of December 31, 1998, the Company employed a total of 4 individuals, of which 1 was employed by Hydro-Test International, Inc.

            --------
C.    DESCRIPTION  OF  BUSINESS  (Continued)
      -------------------------
OILFIELD  SERVICES
Until July 1998, when Hydro-Test ceased commercial operations, the subsidiary was engaged in the hydro-static testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry at one facility near Houston, Texas. Hydro-Test previously operated two offices in California, three offices in Texas, one office in New Mexico, and through its franchisees, licensed an additional four offices in the United States and other countries. All operations were consolidated into the remaining Texas operation during 1995 in anticipation of reorganization.


ITEM  2  -  PROPERTIES
            ----------

AGREEMENT  FOR  SALE  OF  PROPERTY

As noted in "Management's Discussion and Analysis" contained in Item 6 hereof, the Company had sold substantially all of its oil and gas producing assets to an unrelated entity. All of the properties noted below have been included in this sale.

GENERAL

The principal properties of the oil and gas segment consisted of proved developed oil and gas properties; equipment and wells related to proved properties; proved undeveloped oil and gas properties; maps, geologic and geophysical records related thereto; and real estate. The Company's interest in oil and gas properties were principally in the form of direct and indirect working interests in leases, located in Los Angeles County, California. The Company did not sell the natural gas produced in their remaining fields, but instead used the gas to produce electricity for electric pumping units or to operate natural gas powered pumping units and tank heaters. Subsequent to the sale of these properties, the Company retained certain working interests in several of the properties. However, the Company had fully impaired the carrying values of these interests to reflect its most recent reserve report which valued the remaining reserves at $0.

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION

The tables located in Note 15 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. As of December 31, 1998, all remaining interests of the property have been impaired and the remaining book value of these interests is $0. The reserves are shown in barrels (Bbl) of oil. Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the years ended December 31, 1998 and 1997 have been prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California.

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

Oil  and  Gas  Reserves  Information
------------------------------------

Information regarding the Company's estimated net oil and gas reserves, additions and revisions to estimated net reserves, estimated future cash inflows and related costs and discounted future net cash flows for the years ended
December 31, 1998 and 1997, are contained in Note 15 to the Company's consolidated financial statements in Item 7 hereof. The Company's reserve report, from which the foregoing estimates were derived, is based upon prices in effect at December 31, 1998.

The Company periodically evaluates its oil and gas properties for impairment by determining if the carrying value of the properties exceeds the present value of their estimated future net revenues, calculated at current prices (i.e., the ceiling). Since March 1986, the Company has established impairment reserves of $10,963,000 against its oil and gas properties. The entire reserve of $10,963,000 was charged off in 1998 due to the sale of minerals in place and the impairment of remaining interests due to depressed oil prices and recurring losses from operations. Current accounting standards do not allow the Company to reinstate value for subsequent increases in the ceiling.

PRODUCTION

Net  Annual  Production
-----------------------
The following table sets forth the Company's net production of oil interests for the years ended December 31 (in thousands). Net production represents production owned by Petrominerals and produced to its interest, less royalty and other similar interests.


                        1998  1997
                        ----  ----
Net annual production
   Oil (Bbl) . . . . .    47   119

            ----------

PRODUCTION  (Continued)

Sales  Prices  and  Production  Costs
-------------------------------------

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,:


                                        1998    1997
                                       ------  ------
Average sales price of oil per barrel  $ 8.44  $14.29
Average production cost per barrel. .   12.89    9.17


PRODUCTIVE  WELLS  AND  DEVELOPED  ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. The Company has sold substantially all of its proved acreage. See
Note 5 to the consolidated financial statements located in Item 7 herein for details.

Drilling  Activity
------------------

The Company entered into a joint venture during 1996 with Petrominerals 96-1, a newly formed, limited partnership, to drill a well on a designated site in a proven area. Under the terms of the agreement, the Company had a 1% interest as general partner and 6 other entities, including 2 directors and a company controlled by a director, own the remaining 99% interest. The partnership was formed to enter into a joint venture agreement with the Company to drill a well on the Company's Mabel Strawn lease. The Company received $280,000 from the partnership under a turnkey drilling contract. Proceeds from the working interest will be paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company. Payout occurs when Petrominerals 96-1 has recouped the monies it contributed to the joint venture. The Company completed the well on January 20, 1997, and began production shortly thereafter.

In April 1998, the Company bought out all limited partners' interests and sold the Petrominerals 96-1 partnership assets to an unrelated third party. See Notes 5 and 8 to the consolidated financial statements in Item 7 for details.

ITEM  3  -  LEGAL  PROCEEDINGS
            ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below:

In December 1989, the Company was notified by the United States Environmental Protection Agency (EPA) that, under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Company was considered a potentially responsible party (PRP) in the clean-up of the Operating Industries, Inc. (OII) waste disposal site located in Monterey Park, California. Century Oil Corporation, a predecessor of the Company, disposed of drilling mud and water at the OII disposal site, at various times from 1975 to 1977. The Company, along with several other similar PRP's, contend that drilling mud and waste water do not constitute hazardous substances within the meaning of CERCLA. Although the ultimate impact of the resolution of this contingency is unknown, management now believes that this matter could have potentially an adverse affect on the financial position of the Company.

On September 1, 1995, the Company's subsidiary, Hydro-Test International, Inc. (Hydro-Test), filed a petition under Chapter 11 of the United States Bankruptcy Code. This case was filed as a Chapter 11 case to protect the assets from seizure and pay creditor claims a greater amount than could be obtained in an immediate Chapter 7 liquidation case. The case was presented before the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. Under the plan, creditors had the option of receiving a 25% cash payment of allowed claims within 90 days of the effective date or 50% of allowed claims over a period of 60 months, with the exception of unsecured creditors with claims in excess of $5,001. Creditors with claims in excess of $5,001 were to receive payments over 84 months. The parent Company also agreed to pay $50,000 in cash for equipment repair and convert $500,000 of its unsecured debt to equity at the rate of $100,000 per year for five years and defer participation in cash distribution for 24 months. The new value of the parent company's contribution was computed at $300,000.

On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. As such, Hydro-Test is no longer in bankruptcy.

All of the creditors that had the option elected to receive 50% of their claim over 60 months rather than 25% over 90 days. The Company has not yet paid any of these claims, except for Federal payroll tax liabilities in the amount of approximately $68,000.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            -----------------------------------------------------------

During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND
            --------------------------------------------------
            RELATED  SECURITY  HOLDER  MATTERS
            ----------------------------------

The Company's common stock is currently traded in the Small Cap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq Small Cap System for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:


                      High    Low
                     ------  ------
1997
     First quarter.  $    4  $2 1/2
     Second quarter   3 1/2       3
     Third quarter.   3 1/2   2 3/4
     Fourth quarter       6   3 1/4
1998
     First quarter.  $4 3/4  $3 1/4
     Second quarter   4 1/4   2 3/4
     Third quarter.   3 1/2   2 1/4
     Fourth quarter   3 1/8   2 1/4


These stock prices have been retroactively adjusted to reflect the one for eight reverse stock split that occurred on January 9, 1998 (see Item 7, Note 7 - Common Stock).

The Company has 842 shareholders of record of its common stock as of January 21, 1999.

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

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
            CONDITION  AND  RESULTS  OF  OPERATIONS
            ---------------------------------------

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 1998. The Notes to Consolidated Financial Statements as of December 31, 1998, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS  REVIEW

General
-------

The current President and CEO of the Company was appointed to his position on December 30, 1998. His predecessor had served his third full term since returning during 1995. During 1998 and up to his resignation, he continued his original goals of cutting corporate overhead, disposing of unproductive assets and performing previously deferred remedial work. He began considering various merger and acquisition scenarios that would assure future profitable growth and maximize shareholder value. His successor will continue his efforts to locate suitable opportunities for the Company.

The Company engaged the services of an investment banking firm during 1997 to assist in locating a merger or acquisition partner. During this process, the Company received an offer from an unrelated entity for the purchase of all its oil and gas producing assets. An agreement was signed on February 4, 1998, that provides for $3,739,000 in cash to be paid at the closing, and an additional reserved production payment of $931,000, to be paid in installments in any month in which certain postings for crude oil exceed $13.50 per barrel. The monthly payment will be equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the note. The sale of substantially all the Company's oil and gas properties was effective April 1, 1998, and the Company's oil and gas operations have been discontinued.

Oilfield  Services  Segment
---------------------------

The Company's wholly owned subsidiary, Hydro-Test International, Inc., emerged from Chapter 11 bankruptcy on May 16, 1996, after their plan was confirmed by the courts and accepted by the creditors. Management has continued to sell off its remaining assets and continued to operate the remaining facility near Houston, Texas, on a limited basis up until July 1998 when operations ceased. There are no current plans to expand the operations or obtain additional capital from the parent company. Management is also considering a complete liquidation as one of their options.

ITEM  6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
            CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
            ---------------------------------------

BUSINESS  REVIEW  (Continued)

1998  COMPARED  WITH  1997

The Company had negative cash flows from operations of approximately $631,000 for the year ended December 31, 1998, as compared with a negative cash flow from operations of $133,000 in the prior year. The decrease in cash flow from operating activities was primarily the result of the net operating loss due to the drop in oil prices, as well as increased general and administrative expenses associated with professional fees incurred during merger/sale negotiations.

The Company had net income of approximately $595,000, compared to net income of $0 in the prior year. Current year net income was primarily due to the gain on disposition of properties (discontinued operations) of approximately $1,482,000 and loss from continuing operations of approximately $887,000. The loss from continuing operations is the net effect of continued net losses from Hydro-Test of approximately $67,000 and net loss of approximately $820,000 from the Company's oil and gas operations, including the $242,000 impairment losses recorded in 1998.

The Company has discontinued Hydro-Test's operation since July 1998 and has discontinued its oil and gas operations after the disposition of oil and gas producing assets to an unrelated party in April 1998. As such, revenues and expenses from discontinued operations in 1999 will be inconsistent with the 1998 amounts.

The Company's other income decreased by approximately $87,000 during 1998, due primarily to the prior year's one time payments for options to purchase assets of the Company. Other income in 1998 in the amount of $145,000 was primarily interest income derived from cash and cash equivalents deposited with financial institutions. This trend is expected to continue in 1999 until the majority of cash is used for the purchase of new businesses or producing assets, or other purposes.

General and administrative expenses increased by approximately 10%, due to additional professional fees incurred during negotiations to sell the Company's assets.

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

Year  2000  Issue
-----------------

Management has considered the impact of Year 2000 Issues on the Company's computer systems. Conversion activities are in process and management expects conversion and testing to be complete by the middle of 1999.

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
            -----------------------------------------------


                                                           Page(s)
                                                           -------
Report of Brown Armstrong Randall Reyes Paulden &McCown,
  Independent Auditor's Report. . . . . . . . . . . . . .    15-16

Consolidated Balance Sheets at December 31, 1998 and 1997    17-18

Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997. . . . . . . . . . . . . . .       19

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998 and 1997. . . . . . . . .       20

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997. . . . . . . . . . . . . . .       21

Notes to Consolidated Financial Statements. . . . . . . .    22-41

                        REPORT OF BROWN ARMSTRONG RANDALL
                             REYES PAULDEN & MCCOWN
                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Shareholders
Petrominerals  Corporation


We have audited the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended and the related December 31, 1998 and 1997 financial statement schedules as listed in the index at Item 13(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation and consolidated subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 5 to the financial statements, on February 4, 1998, the Company entered into an agreement and sold a major segment of its operations. The segment represents a significant portion of the Company's total assets and operations.

BROWN  ARMSTRONG  RANDALL
REYES  PAULDEN  &  McCOWN
ACCOUNTANCY  CORPORATION














Bakersfield,  California
March  17,  1999

PETROMINERALS  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  1998  AND  1997
(Dollars  in  thousands,  except  par  value  amounts)

ASSETS


                                                   1998      1997
                                                  ------  -----------
                                                          (Restated)
Current Assets
  Cash and cash equivalents. . . . . . . . . . .  $2,928  $       235
  Accounts receivable. . . . . . . . . . . . . .       8          115
  Inventories. . . . . . . . . . . . . . . . . .       -           50
  Prepaid expenses . . . . . . . . . . . . . . .      52            7
  Other current assets . . . . . . . . . . . . .       -           22
                                                  ------  -----------
     Total Current Assets. . . . . . . . . . . .   2,988          429
Restricted Cash. . . . . . . . . . . . . . . . .      25           40
Property and Equipment, net (including oil and
 gas properties accounted for on the successful
 efforts method) . . . . . . . . . . . . . . . .     129        2,198
Notes Receivable and Other Assets. . . . . . . .     417          445
                                                  ------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . .  $3,559  $     3,112
                                                  ======  ===========

   The accompanying notes are an integral part of these financial statements.

LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                                    1998      1997
                                                   ------  -----------
                                                           (Restated)
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $  133  $       145
  Current portion of long-term debt . . . . . . .       -            8
  Accrued liabilities . . . . . . . . . . . . . .      44           83
  Royalties payable . . . . . . . . . . . . . . .      11           29
                                                   ------  -----------
     Total Current Liabilities. . . . . . . . . .     188          265
Long-Term Debt, net of current portion. . . . . .       -            3
Prepetition Liabilities . . . . . . . . . . . . .     448          516
                                                   ------  -----------
     Total Liabilities. . . . . . . . . . . . . .     636          784
                                                   ------  -----------
Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding. . . . . .       -            -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    December 31, 1998 and 1997. . . . . . . . . .     848          848
Capital in Excess of Par Value. . . . . . . . . .     563          563
Retained Earnings . . . . . . . . . . . . . . . .   1,512          917
                                                   ------  -----------
     Total Shareholders' Equity . . . . . . . . .   2,923        2,328
                                                   ------  -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY . . . . . . . . . . .  $3,559  $     3,112
                                                   ======  ===========

   The accompanying notes are an integral part of these financial statements.

PETROMINERALS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997
(Dollars  in  thousands,  except  per  share  amounts)


                                                          1998       1997
                                                         -------  -----------
                                                                  (Restated)
Revenues
  Oilfield services . . . . . . . . . . . . . . . . . .  $   68   $        95
  Oil and gas . . . . . . . . . . . . . . . . . . . . .     255         1,080
  Other income. . . . . . . . . . . . . . . . . . . . .     145           232
                                                         -------  -----------
     Total Revenues . . . . . . . . . . . . . . . . . .     468         1,407
                                                         -------  -----------
Costs and Expenses
  Oilfield services . . . . . . . . . . . . . . . . . .     128           174
  Oil and gas . . . . . . . . . . . . . . . . . . . . .     402           601
  Depreciation, depletion and amortization. . . . . . .      32           123
  General and administrative. . . . . . . . . . . . . .     522           475
  Interest. . . . . . . . . . . . . . . . . . . . . . .       4             3
  Impairment loss . . . . . . . . . . . . . . . . . . .     242             -
  Other expense . . . . . . . . . . . . . . . . . . . .      25            31
                                                         -------  -----------
     Total Costs and Expenses . . . . . . . . . . . . .   1,355         1,407
Loss from continuing operations before income taxes . .    (887)            -
Income tax benefit (expense). . . . . . . . . . . . . .       -             -
                                                         -------  -----------

Loss from continuing operations . . . . . . . . . . . .    (887)            -
Discontinued operations, net of income taxes
  Income (loss) on disposition net of income tax of $0
    for 1998 and 1997 . . . . . . . . . . . . . . . . .   1,482             -
                                                         -------  -----------
Income (Loss) from discontinued operations. . . . . . .     595             -
                                                         -------  -----------

Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $  595   $         -
                                                         =======  ===========

Per Share Amounts
  From continuing operations. . . . . . . . . . . . . .  $(0.84)  $         -
  From discontinued operations. . . . . . . . . . . . .    1.40             -
                                                         -------  -----------
Net income (loss) per share . . . . . . . . . . . . . .  $  .56   $         -
                                                         =======  ===========

Weighted average common shares outstanding. . . . . . .   1,059         1,059
                                                         =======  ===========


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

   The accompanying notes are an integral part of these financial statements.

PETROMINERALS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997
(Dollars  in  thousands,  except  number  of  shares)




                                    Number of           Capital in
                                     Common              Excess of    Retained
                                     Shares    Amount    Par Value    Earnings    Total
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1995 . . . .  1,057,542  $   847  $       558  $     541   $1,946
  Issuance of shares for Directors
    Compensation . . . . . . . . .      1,875        1            5          -        6
  Net income . . . . . . . . . . .          -        -            -        376      376
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1996 . . . .  1,059,417      848          563        917    2,328
  Net income . . . . . . . . . . .          -        -            -        (15)     (15)
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1997 . . . .  1,059,417      848          563        902    2,313
  Prior period adjustment. . . . .          -        -            -         15       15
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1997,
  As restated. . . . . . . . . . .  1,059,417      848          563        917    2,328
  Net income . . . . . . . . . . .          -        -            -        595      595
                                    ---------  -------  -----------  ----------  -------
Balance, December 31, 1998 . . . .  1,059,417  $   848  $       563  $   1,512   $2,923
                                    =========  =======  ===========  ==========  =======


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

   The accompanying notes are an integral part of these financial statements.

PETROMINERALS  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997
(Dollars  in  thousands)


                                                            1998       1997
                                                          --------  -----------
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . .  $   595   $        -
  Adjustment to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization . . . . .       32          123
      Impairment loss. . . . . . . . . . . . . . . . . .      242            1
      (Gain) on disposal of fixed assets . . . . . . . .   (1,482)           -
      Accounts receivable. . . . . . . . . . . . . . . .      107           68
      Other current assets . . . . . . . . . . . . . . .      (23)           7
      Inventories. . . . . . . . . . . . . . . . . . . .       50           11
      Restricted cash. . . . . . . . . . . . . . . . . .        -            -
      Accounts payable and accrued liabilities . . . . .      (66)        (325)
      Royalties payable. . . . . . . . . . . . . . . . .      (18)         (13)
      Prepetition liabilities. . . . . . . . . . . . . .      (68)          (5)
                                                          --------  -----------
Net Cash Provided (Used) by Operating Activities . . . .     (631)        (133)
                                                          --------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . .     (190)        (276)
  Purchase of partnership interest . . . . . . . . . . .     (215)           -
  Proceeds from sale of assets . . . . . . . . . . . . .    3,685           18
  Notes receivable . . . . . . . . . . . . . . . . . . .       40           16
                                                          --------  -----------
Net Cash Provided (Used) by Investing Activities . . . .    3,320         (242)
                                                          --------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank debt. . . . . . . . . . . . . . . . .      (11)          (4)
                                                          --------  -----------
Net increase (decrease) in cash and cash equivalents . .    2,678         (379)
Cash and cash equivalents at beginning of year . . . . .      235          614
                                                          --------  -----------
Cash and cash equivalents at end of year . . . . . . . .  $ 2,913   $      235
                                                          ========  ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for interest. . . . . . .  $     4   $        3
                                                          ========  ===========

   The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


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

GOING  CONCERN

The consolidated financial statements are presented on a going concern basis. This basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of business operations. The Company incurred net losses from continuing operations of $887,000 and $0 for the years ended December 31, 1998 and 1997, respectively.

On February 2, 1998, the Company entered into an agreement with American Energy Operations, Inc. (AEO) and sold substantially all of its oil and gas operating assets to AEO effective April 1, 1998. Remaining oil and gas assets, which included primarily indirect working interests in a few of the disposed properties, have been impaired at December 31, 1998 as a result of the Company's latest geological reserve report which valued the Company's remaining interests at $0.

With respect to the Company's subsidiary Hydro-Test International, Inc., industry conditions caused a significant downturn in the oilfield service business in the first quarter of 1995. Because of this downturn, combined with Hydro-Test's inability to refinance its debt and obtain a working capital line, the Company adopted a formal plan to liquidate this subsidiary. This plan was abandoned, and on September 1, 1995, Hydro-Test International, Inc. commenced its voluntary reorganization case with the filing of a petition under Chapter 11 of the United States Bankruptcy Code. This case was filed as a Chapter 11 case to protect the Hydro-Test assets from seizure and pay creditor claims a greater amount than could be obtained in an immediate Chapter 7 liquidation case. On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy
Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. However, it is uncertain if Hydro-Test will be able to satisfy the remaining debt. In July 1998, Hydro-Test ceased commercial operations and currently employs one person at its office in Texas.

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

Restricted  Cash
----------------

The Company has Certificates of Deposit (CD's) with values of approximately $25,000 and $40,000 at December 31, 1998 and 1997, respectively, that have been recorded as restricted cash. Of the two CD's remaining at December 31, 1997, one has been pledged to the Bureau of Land Management to cover environmental costs and the other was pledged as a deposit to a utility company. The utility deposit of $15,000 has been reclassified to unrestricted cash and cash equivalents at December 31, 1998.

Revenue  Recognition
--------------------

Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and net profits interests.

Inventories
-----------

The Company determines the cost of inventories on the first-in, first-out (FIFO) method. Inventories of crude oil held under sales contracts are carried at market value.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Property  and  Equipment
------------------------

The carrying value of oilfield service operations property and equipment is stated at net estimated realizable value.

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 1997 and 1998.

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

The Company adopted SFAS No. 121 in 1996. The future impairment loss on the oil and gas properties has been calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. All remaining oil and gas interests of the Company were fully impaired at December 31, 1998, based on the Company's reserve report at December 31, 1998 which valued the remaining reserves at $0.

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

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases. Management sold or abandoned substantially all oil and gas properties during the years ended December 31, 1998.

Disclosures  about  Fair  Value  of  Financial  Instruments
-----------------------------------------------------------

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments. It is impractical to estimate the fair value of the production payment receivable included in other assets because there is no stated interest rate or maturity, and because the realization of the receivable is subject to price and market factors uncontrollable by the Company.

Income  Taxes
-------------

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and the reported net amounts.

Per  Share  Computations
------------------------

Per share computations contained in the financial statements included herein reflect the retroactive effect of a one for eight reverse stock split which occurred on January 9, 1998.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to classifications followed for 1998. These reclassifications had no effect upon reported net income.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

New  Accounting  Pronouncements
-------------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the same as net income for all years presented.

Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segment amounts from period to period. As noted above this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), Employers'Disclosures about Pensions and other Postretirement Benefits. This statement standardizes the disclosure requirements for pension and other post retirement benefits. The Company typically does not offer the types of benefit programs that fall under the guidelines of this statement.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31, (in thousands):


                                               1998     1997
                                              ------  ---------
At Cost
  Oil and gas properties, all proved, net of
    valuation allowance of $10,963 . . . . .  $   -   $ 21,882
  Accumulated depletion and amortization . .      -    (20,974)
                                              ------  ---------
Net oil and gas properties . . . . . . . . .      -        908
                                              ------  ---------
Other Property and Equipment
  Land and building. . . . . . . . . . . . .      -      1,265
  Furniture, fixtures and equipment. . . . .    451        345
  Accumulated depreciation related to other
    property and equipment . . . . . . . . .   (444)      (443)
                                              ------  ---------
Net Other Property and Equipment . . . . . .      7      1,167
                                              ------  ---------
Net Property and Equipment, at cost. . . . .      7      2,075
At Net Realizable Value:
  Oilfield service equipment . . . . . . . .    122        123
                                              ------  ---------
Property and Equipment, net. . . . . . . . .  $ 129   $  2,198
                                              ======  =========


Depreciation, depletion and amortization for the years ended December 31, 1998 and 1997 was $32,000 and $123,000, respectively.

Financial Accounting Standards Board Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121)." This statement requires that long-lived assets be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the remaining carrying amount of plant assets is recoverable based on current cash flows projections. Such projections are predicated on currently supported estimates and assumptions. The cash flows that the Company will ultimately realize could differ materially from the projected amounts.

During 1998, the Company determined that the decline in estimated oil and gas reserves due to the sale of substantially all oil and gas operating assets (see
Note 5), depressed oil prices, and the Company's continuing operating losses indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121. This write-down results in a charge to income of $242,000 which is included in the Statement of Operations as impairment loss. The estimated fair value of these assets was determined based on an independent appraisal.

NOTE  3  -  PREPETITION  LIABILITIES
            ------------------------

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

The remaining prepetition liability of Hydro-Test of $448,000 has been recorded as a long-term liability as management does not intend to repay these liabilities within the next operating cycle. Under the approved plan, Hydro-Test will repay these liabilities with funds generated from the sale of assets or continuing operations, within 60 months of the plan's approval on May 16, 1996.

During fiscal year 1998, the Company repaid $68,000 on the prepetition liabilities according to the approved plan.


NOTE  4  -  LONG-TERM  DEBT
            ---------------

Long-term debt at December 31, is summarized as follows (in thousands) (excluding prepetition liabilities):


                                                 1998   1997
                                                 -----  -----
Bank term notes payable (secured by various
vehicles), due in monthly installments of $812,
including interest of 8.9% to 9.9%. . . . . . .  $   -  $  11
Less: current portion . . . . . . . . . . . . .      -      8
                                                 -----  -----
                                                 $   -  $   3
                                                 =====  =====



NOTE  5  -  DISPOSITION  OF  ASSETS
            -----------------------

Liquidation  and  Reorganization
--------------------------------

On February 12, 1997, Hydro-Test sold a testing truck for $16,000 cash, plus an additional $2,000 which is to be paid over a 12 month period in monthly installments.

NOTE  5  -  DISPOSITION  OF  ASSETS  (Continued)
            -----------------------

Sale  of  Oil  and  Gas  Operating  Assets
------------------------------------------

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

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931,000 production payment given in the exchange. Management feels that only approximately 40% of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 have been reduced by $559,000 to reflect management's revised valuation of the production payment receivable. The previously reported gain has also been recalculated from June 30, 1998 to re-capitalize certain assets previously expensed. The Company retained interests in some of the properties. However, the Company's December 31, 1998 geological reserve report placed no value on these interests. Accordingly, an impairment loss was recorded to report the remaining assets at $0, as discussed in Note 2.


NOTE  6  -  INCOME  TAXES
            -------------

A reconciliation of the provision (benefit) for income taxes to the statutory Federal income tax rate before extraordinary items is as follows (in thousands):


                                              1998    1997
                                             ------  ------
Statutory Federal income tax (benefit). . .  $ 207   $  14
Increase (decrease) in provision resulting
  from losses without tax benefit . . . . .   (207)    (14)
                                             ------  ------
                                             $   -   $   -
                                             ======  ======

            -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31,:


                                                  1998      1997
                                                --------  --------
Deferred Tax Assets:
  Net operating loss carryforwards . . . . . .  $ 2,150   $ 1,903
Valuation reserve for deferred tax assets. . .   (2,145)   (1,883)
                                                --------  --------
     Net Deferred Tax Assets . . . . . . . . .  $     5   $    20
                                                ========  ========
Deferred Tax Liabilities:
  Tax over book depreciation, amortization
    and depletion. . . . . . . . . . . . . . .  $     5   $    20
                                                --------  --------
     Deferred Tax Liabilities, net of deferred
       tax assets. . . . . . . . . . . . . . .  $     -   $     -
                                                ========  ========

At December 31, 1998, the Company had net operating loss carryforwards of approximately $6,324,000 for Federal income tax purposes that will expire beginning in the year 2002. For financial reporting purposes, a valuation allowance of $2,145,000 has been recorded to offset the deferred tax asset related primarily to these carryforwards.


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

            -------------

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

On March 6, 1997, the Board adopted a resolution granting stock options to purchase up to 5,000 shares of common stock to the then CEO, and up to 2,500 shares of common stock to each of the three non-employee directors. Under the terms of the resolution, the former CEO and each of the directors can purchase shares of common stock for the average price that the Company's stock was trading before and after March 6, 1997. This average is $3.00 per share. The Company has not yet issued these options.

No stock options were exercised during the years ended December 31, 1998 and 1997.

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. All fractional interest will be rounded up to the next whole share. This stock split has been shown retroactively in the audited financial statements as of December 31, 1998 and 1997.

            -------------

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 1998 and 1997 are as follows:


                        1998                            1997
                   ---------------                 ---------------
                                                     (Restated)
                      Weighted                        Weighted
                   Average Shares   Income (Loss)  Average Shares   Income (Loss)
                   (in thousands)     Per Share    (in thousands)     Per Share
                   ---------------  -------------  ---------------  -------------
Basic
  Loss from
   continuing
   operations . .          (1,059)         (0.84)          (1,059)              -
                   ===============                 ===============
  Income from
   discontinued
   operations                               1.40                                -
                                    -------------                   -------------

Net Income (Loss)                           0.56                                -
                                    =============                   =============
Diluted
  Loss from
   continuing
   operations . .          (1,059)         (0.84)          (1,059)              -
                   ===============                 ===============
  Income from
   discontinued
   operations                               1.40                                -
                                    -------------                   -------------

Net Income (Loss)                           0.56                                -
                                    =============                   =============


(All share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.

NOTE  8  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------
During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment by the Company and payments to the Company for services were approximately $18,000 and $134,000 for 1998 and 1997, respectively.

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

Three directors of the Company are limited partners in Petrominerals 96-1. The respective percentage interests of the partners in Petrominerals 96-1 as of December 31, 1997 are as follows:



                                                 Capital
                                 % Interest   Contribution
                                 -----------  -------------
General Partner:
  Petrominerals Corporation . .        1.00%  $       2,800
Limited Partners:
  Paul L. Howard (director) . .       23.21%  $      65,000
  Morris V.  Hodges (director)*       17.86%  $      50,000
  David G.  Davidson (director)       17.86%  $      50,000
  Unrelated parties . . . . . .       40.07%  $     112,200

NOTE  8  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------
                  (Continued)


                                                  Percentage
                      Name     Beneficial Owner      Owned
-----------------------------  -----------------  -----------
Petrominerals 96-1, a Limited  General Partner:
  Partnership . . . . . . . .  Petrominerals            1.00%
                               Limited Partners:
                               Paul L. Howard          23.21%
                               Morris V. Hodges*       17.86%
                               David G. Davidson       17.86%
                               Unrelated parties       40.07%
                                                  -----------
   Total                                              100.00%
                                                  ===========


* Represents indirect ownership through his wholly-owned corporation, Kaymor Petroleum Products, Inc.

The Company receives a $350 monthly management fee and a monthly rental fee for the tangible equipment. The rental fee is $2,400 per month until payout and $400 per month thereafter. These payments began in 1997.

The Company bought out all outside interests from the limited partners for $214,755 in April 1998. The partnership assets were sold to American Energy Operations, Inc. (AEO) pursuant to the sale of the Company's oil and gas holdings effective April 1, 1998 (see Note 5).

NOTE  9  -  UNAUDITED  QUARTERLY  FINANCIAL  DATA
            -------------------------------------
(In  thousands,  except  per  share  amounts)


                               First     Second      Third     Fourth
                              Quarter    Quarter    Quarter    Quarter    Year
                             ---------  ---------  ---------  ---------  -------
1998
---------------------------
  Revenues. . . . . . . . .  $    188   $    110   $    102   $     68   $  468
  Costs and expenses. . . .       346        238        263        508    1,355
  Income (loss) from
    continuing operations .      (158)      (128)      (161)      (440)    (887)

  Discontinued operations,
    net of taxes. . . . . .         -      2,161       (476)      (203)   1,482
  Net income (loss) . . . .      (158)     2,033       (637)      (643)     595
  Net income (loss)
    per share . . . . . . .     (0.15)      1.92      (0.60)     (0.61)    0.56

NOTE  9  -  UNAUDITED  QUARTERLY  FINANCIAL  DATA  (Continued)
            -------------------------------------


                              First     Second     Third     Fourth
                             Quarter    Quarter   Quarter    Quarter    Year
                             --------  ---------  --------  ---------  ------
1997 (Restated)
---------------------------
  Revenues. . . . . . . . .  $    368  $    337   $    399  $    303   $1,407
  Costs and expenses. . . .       312       346        330       419    1,407
  Income (loss) from
    continuing operations .        56        (9)        69      (116)       -

  Discontinued operations,
    net of taxes. . . . . .         -         -          -         -        -
  Net income (loss) . . . .        56        (9)        69      (116)       -
  Net income (loss)
    per share . . . . . . .      0.05     (0.01)      0.07     (0.11)       -


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

NOTE  10  -  SEGMENT  INFORMATION
             --------------------

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information SFAS 131" in 1998 which changes the way the Company reports information about its operating segments.

The Company identifies reportable segments by product and country, although the Company currently does not have foreign country segments. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1998 and 1997:


                                                           Oil
                                            Oilfield    Production
                                            Services    and Sales     Total
                                           ----------  ------------  -------
Year Ended December 31, 1998
Revenue from external customers . . . . .  $      68   $       400   $  468
                                           ==========  ============  =======
Interest revenue. . . . . . . . . . . . .  $       -   $       122   $  122
                                           ==========  ============  =======
Interest expense. . . . . . . . . . . . .  $       1   $         3   $    4
                                           ==========  ============  =======
Expenditures for segment assets . . . . .  $       -   $       405   $  405
                                           ==========  ============  =======
Depreciation, depletion and amortization.  $       1   $        31   $   32
                                           ==========  ============  =======
Lease impairment. . . . . . . . . . . . .  $       -   $       242   $  242
                                           ==========  ============  =======
Total Assets (net of intercompany items).  $     125   $     3,434   $3,559
                                           ==========  ============  =======
(Loss) from continuing operations . . . .  $     (67)  $      (820)  $ (887)
                                           ==========  ============  =======
Income from discontinued operations . . .  $       -   $     1,482   $1,482
                                           ==========  ============  =======
Net Income (Loss) . . . . . . . . . . . .  $     (67)  $       662   $  595
                                           ==========  ============  =======

Year Ended December 31, 1997(Restated)
Revenue from external customers . . . . .  $      95   $     1,312   $1,407
                                           ==========  ============  =======
Interest revenue. . . . . . . . . . . . .  $       -   $        41   $   41
                                           ==========  ============  =======
Interest expense. . . . . . . . . . . . .  $       1   $         2   $    3
                                           ==========  ============  =======
Expenditures for segment assets . . . . .  $       -   $       276   $  276
                                           ==========  ============  =======
Depreciation, depletion and amortization.  $      10   $       113   $  123
                                           ==========  ============  =======
Lease impairment. . . . . . . . . . . . .  $       -   $         -   $    -
                                           ==========  ============  =======
Total Assets (net of intercompany items).  $     196   $     2,916   $3,112
                                           ==========  ============  =======
(Loss) from continuing operations . . . .  $    (108)  $        93   $    -
                                           ==========  ============  =======
Income from discontinued operations . . .  $       -   $         -   $    -
                                           ==========  ============  =======
Net Income (Loss) . . . . . . . . . . . .  $    (108)  $        93   $    -
                                           ==========  ============  =======


Effective April 1, 1998, the Company disposed of its oil production segment by sale to an unaffiliated third party.

NOTE  11  -  ENVIRONMENTAL  MATTERS
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

NOTE  13  -  PRIOR  PERIOD  ADJUSTMENTS
             --------------------------

An error, resulting in the understatement of the Company's beginning retained earnings, in the Company's previously issued 1997 financial statements, has been corrected in the current year. This resulted in the following changes to retained earnings as of December 31, 1997, and the related 1997 statement of operations.


                                           Retained
                                           Earnings    Net Loss
                                           ---------  ----------
December 31, 1997, as previously reported  $     902  $     (15)
  Adjustment: overstated accounts payable         15         15
                                           ---------  ----------
December 31, 1997, as restated. . . . . .  $     917  $       -
                                           =========  ==========


NOTE  14  -  CONCENTRATION  OF  BUSINESS  AND  CREDIT  RISK
             ----------------------------------------------

The Company sold substantially all of its oil and gas to Texaco Trading and Transportation, Inc. (Texaco). In fiscal year 1998 and 1997, revenue from the sale to Texaco was more than 50% and 80% of the Company's gross revenue from continuing operations, respectively.

The Company maintains most cash and cash equivalents in short-term (less than 30 days) commercial paper managed by Union Bank of California which does not have Federal Insurance or collaterals to secure the balance. At December 31, 1998 and 1997, unsecured cash and cash equivalents were $2,775,000 and $0, respectively.

NOTE  15  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
             RESERVES  (UNAUDITED)
             ---------------------

Results  of  Operations
-----------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):


                                             1998    1997
                                            ------  ------
Produced oil and gas sales . . . . . . . .  $ 255   $1,171
Less:
  Operating expenses . . . . . . . . . . .    402      648
  Depreciation, depletion and amortization     31      113
                                            ------  ------
Results of operations from oil and gas
 producing activities, excluding corporate
 overhead and interest costs . . . . . . .  $(178)  $  410
                                            ======  ======


No  development  or  property  acquisition  costs were incurred in 1998 or 1997.

NOTE  15  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
             RESERVES  (UNAUDITED)  (Continued)
             ---------------------

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


                                            1998    1997
                                            -----  ------
Proved developed and undeveloped reserves:
  Beginning of period. . . . . . . . . . .   871   1,999
  Revision of previous estimates . . . . .     -      12
  Production . . . . . . . . . . . . . . .   (47)   (119)
  Sale of minerals in place. . . . . . . .  (824)      -
                                            -----  ------
End of period. . . . . . . . . . . . . . .     -   1,892
Proved developed reserves:
  Beginning of period. . . . . . . . . . .   871     952
  End of period. . . . . . . . . . . . . .     -     871


Discounted  Future  Net  Cash  Flows  Relating  to  Proved  Oil and Gas Reserves
--------------------------------------------------------------------------------
A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 1998 and 1997. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

NOTE  15  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
             RESERVES  (UNAUDITED)  (Continued)
             ---------------------

Discounted  Future  Net  Cash  Flows  Relating  to  Proved  Oil and Gas Reserves
--------------------------------------------------------------------------------
(Continued)
-------

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


                                           1998     1997
                                           -----  ---------
Future cash inflows . . . . . . . . . . .  $   -  $ 27,591
Future production and development costs .      -   (16,522)
Future income tax expense . . . . . . . .      -    (3,763)
                                           -----  ---------
Future net cash flows . . . . . . . . . .      -     7,306
10% annual discount for estimated timing
  of cash flows . . . . . . . . . . . . .      -    (2,469)
                                           -----  ---------
Standardized measure of discounted future
  net cash flows. . . . . . . . . . . . .  $   -  $  4,837
                                           =====  =========

NOTE  15  -  SUPPLEMENTAL  OIL  AND  GAS  PROPERTIES  AND  RELATED
             -----------------------------------------------------
             RESERVES  (UNAUDITED)  (Continued)
             ---------------------

Discounted  Future  Net  Cash  Flows  Relating  to  Proved  Oil and Gas Reserves
--------------------------------------------------------------------------------
(Continued)
-------

Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):


                                                 1998     1997
                                               --------  ------
Sales and transfers of oil and gas produced,
  net of production cost. . . . . . . . . . .  $   131   $(455)
Net changes in prices and production costs,
  based on beginning of year barrels. . . . .        -       -
Net changes in previous estimate of future
  development costs . . . . . . . . . . . . .        -     410
Revisions to previous estimates . . . . . . .        -     104
Accretion of discount . . . . . . . . . . . .        -     330
Net change in income taxes. . . . . . . . . .        -    (719)
Sale of minerals in place . . . . . . . . . .    4,968       -
Other . . . . . . . . . . . . . . . . . . . .        -    (477)
                                               --------  ------
Net Increase (Decrease) . . . . . . . . . . .  $(4,837)  $(807)
                                               ========  ======

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ------------------------------------------------------
                ACCOUNTING  ANDFINANCIAL  DISCLOSURE
                ------------------------------------

None.

                                    PART III


ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
            ---------------------------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:

                                                                            Position with             Year Named to
Name . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Company                   Present Position
--------------------------------------------------------------------------  ------------------------  ----------------
Morris V. Hodges*. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  President, Chief
                                                                            Executive Officer, Chief
                                                                            Financial Officer and
                                                                            Director                         1998
Everett L. Hodges**. . . . . . . . . . . . . . . . . . . . . . . . . . . .  Secretary and Treasurer          1998


Each of the Executive Officers serves at the pleasure of the Board of Directors.

* Mr. Morris Hodges was appointed President and Chief Executive Officer on December 30, 1998. Mr. Hodges has held the position of Assistant Secretary since March 1995.

**  Mr. Everett Hodges was appointed Secretary and Treasurer on December 30,
    1998.


Biographical  Information
-------------------------

The following table sets forth the name, principal occupation, age and the year in which the individual first became a director, and business experience during the last five years:


MORRIS V. HODGES  64  Director  1979
----------------


Mr. Morris V. Hodges was appointed President and Chief Executive Officer on December 30, 1998. Mr. Morris Hodges has held a controlling interest in and has served as a director and officer of the following companies for more than the past ten years: Hillcrest Beverly Oil Corporation; Kaymor Petroleum Products, Inc.; Sunset Pipeline and Terminalling, Inc.; Coastal Petroleum Refiners, Inc.; and Hydraulic Rod Pumps, International. Certain of the foregoing companies have been affiliated with the Company in various transactions. See Item 12 - "Certain Relationships and Related Transactions." Morris V. Hodges and Everett
L.  Hodges,  as  a  group,  may  be  deemed  to  be  controlling  persons.

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
            ---------------------------------------------------


EVERETT L. HODGES  66  Director  1979
-----------------


Mr. Everett L. Hodges served as President of the Company from September 1987 through February 1992. For more than the past ten years, Mr. Hodges has held a controlling interest in and has served as a director and officer of Energy Production & Sales Co.; California Oil Independents, Inc.; Coastal Petroleum Refiners, Inc.; and has served as a director and officer of St. James Oil Corporation since 1988. Mr. Hodges has also served as the President of the Violence Research Foundation, a non-profit foundation, since its inception in 1991. Certain of the foregoing companies have been affiliated with the Company in various transactions. See Item 12 - "Certain Relationships and Related Transactions." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be controlling persons.


DAVID G. DAVIDSON  74  Director  1979
-----------------


Mr. Davidson has been principally employed as President and Owner of OP&E Company since 1984. Mr. Davidson serves as a director of Mieco, Inc., a public company engaged in domestic and foreign petroleum trading. Mr. Davidson currently sits on the audit committee.


WILLIAM N. HAGLER  66  Director  1998
-----------------


Mr William N. Hagler is Chairman of the Board of Directors, CEO and President of Intermountain Refining Co., Inc., a company he founded in 1984. Intermountain Refining is or has been engaged in petroleum refining and marketing, co-generation of electric power and natural gas production. Since 1955, Mr. Hagler has been continuously employed in various phases of the petroleum industry with Exxon, Cities Service Oil Company, Riffe Petroleum Company, Plateau, Inc., and Unico, Inc., a company he founded in 1979. Mr. Hagler is Chairman of the Board of Directors of SABA Petroleum Company and is a director of Consolidated Oil and Transportation Company. In addition, he is a President of Red Hills Manufacturing Company and Hagler Oil and Gas Company. Mr. Hagler serves on the Public Utility Commission for the City of Farmington, New Mexico. Mr. Hagler currently sits on the audit committee.

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  COMPLIANCE  WITH  SECTION
            -----------------------------------------------------------
            16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
            ---------------------------------------------------


JOHN C. MCMAHON  52  Director  1999
---------------


Mr. John C. McMahon has been employed as Vice President of Koch Oil's West Coast crude oil operations from January 1978 - December 1998. This was a privately held company engaging in the crude oil marketing, gathering and trading of both domestic and foreign crude oil. Mr. McMahon retired from Koch in January 1999 after Koch Oil's assets were sold to E.O.T.T.

Standing  Committees  and  Meetings  of  the  Board  of  Directors
------------------------------------------------------------------

STANDING  COMMITTEES

The  Company  has certain standing committees, each of which is described below:

Ad-Hoc Committee - This committee consists of Messrs. Morris Hodges, William Hagler and David Davidson. This committee evaluates proposed acquisitions, mergers or other pertinent negotiations which may come before the Board. This committee held no meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Ad-Hoc Committee membership.

Audit Committee - This committee consists of Messrs. William Hagler and David Davidson. The Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE  AT  BOARD  MEETINGS

During the last fiscal year, the Board of Directors of the Company held three regular meetings and one special meeting. Attendance at such meetings of the Board was 100%.

ITEM  10  -  EXECUTIVE  COMPENSATION
             -----------------------

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 1998, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

SUMMARY  ANNUAL  COMPENSATION  TABLE


                                                 Year  Salary
                                                 ----  -------
Paul L.  Howard, former President, Chief
 Executive Officer and Chief Financial Officer,  1998  $90,000
 resigned December 30, 1998


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

             -----------------------

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 1998, each of the three non-employee directors who held office the entire year were paid $350 per month for a total of $4,200 each. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.


ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
             MANAGEMENT
             ----------

The following table lists the beneficial ownership, as of February 24, 1999, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings, Company records or information supplied by the persons named in the table.


Name and Address          Amount and Nature of
     of Beneficial Owner  Beneficial Ownership   Percent of Class
------------------------  ---------------------  -----------------
John C. McMahon. . . . .                 1,875               0.18%
David G. Davidson. . . .                 3,750               0.35%
Everett L. Hodges. . . .         88,060     (2)              8.31%
Morris V. Hodges . . . .        108,187     (3)             10.21%
                          ---------------------  -----------------
                                201,872     (1)             19.05%
                          =====================  =================


(1)       All directors and officers, as a group, including persons named above.

(2) The 88,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary M. Hodges Trust. This amount also includes 4,175 shares held directly by Everett L. Hodges, and 10,398 shares held of record by Energy Production & Sales Co., Inc.
(EPS). The 88,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett L. and Mary M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
             MANAGEMENT  (Continued)
             ----------
(3) The 108,187 shares beneficially held by Morris V. Hodges include 714 shares held of record jointly in the Morris V. Hodges and Kathryn M. Hodges Trust, and 1,050 shares held directly by Morris V. Hodges. This amount also includes 10,398 shares held of record by Sunset Pipeline and Terminalling, Inc., a company controlled by Mr. Hodges, and 96,025 shares held by the adult children of Morris V. Hodges and Kathryn M. Hodges for the benefit of the children and their grandchildren. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND
             ------------------------------------------------
             MANAGEMENT  (Continued)
             ----------

REPORTABLE  TRANSACTIONS
To the knowledge of the Company, as of March 20, 1999, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 1998 and 1997.


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------
TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS
During the last fiscal year, the Company has been involved in various related party transactions with certain Directors of the Company, or entities controlled or affiliated with such individuals. The following table sets forth the relationship, through ownership of securities, between Petrominerals and the following individuals and entities as of December 31, 1997:


                                                  Percentage
                      Name     Beneficial Owner      Owned
-----------------------------  -----------------  -----------
Petrominerals 96-1, a Limited  General Partner:
  Partnership . . . . . . . .  Petrominerals            1.00%
                               Limited Partners:
                               Paul L. Howard          23.21%
                               Morris V. Hodges*       17.86%
                               David G. Davidson       17.86%
                               Unrelated parties       40.07%
                                                  -----------
   Total                                              100.00%
                                                  ===========


* Represents indirect ownership through his wholly-owned corporation, Kaymor Petroleum Products, Inc.

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

The Company bought out all limited partners' interests for the amount of $214,755 in April 1998, and sold all partnership assets to American Energy Operations, Inc. thereafter.

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

                                     PART IV
                                     -------

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
             ON  FORM  8-K
            -------------



                                                                              Page(s)
                                                                              -------
A.  LIST OF DOCUMENTS
----------------------------------------------------------------------------

      1.  Report of Brown Armstrong Randall Reyes Paulden & McCown
             Independent Auditor's Report. . . . . . . . . . . . . . . . . .    15-16
           Consolidated Balance Sheets at December 31, 1998 and 1997 . . . .    17-18
           Consolidated Statements of Operations for the Years Ended
             December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . .       19
           Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 1998 and 1997. . . . . . . . . . . . .       20
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . .       21
           Notes to Consolidated Financial Statements. . . . . . . . . . . .    22-41
      2.  Financial Statement Schedules
----------------------------------------------------------------------------

           The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.
           Schedules for the Years Ended December 31, 1998 and 1997:

           Schedule II - Valuation, Qualifying Accounts and Reserves . . . .       54

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
             ON  FORM  8-K  (Continued)
            -------------
    3.    Reports  on  Form  8-K
          ----------------------
          A statement on the eight-for-one reverse split of the Company's common stock was iled on January 22, 1998, on Form 8-K.
          A statement on the proposed sale of the oilfield properties was filed on February 4, 1998, on Form 8-K.
          A statement on the sale of the oilfield properties was filed on
          May 21, 1998,  on  Form 8-K.
    4.    Exhibits
          --------
         (2)(a)         Order Approving Disclosure Statement and Fixing Time for
                        Filing
                        Acceptances and Rejections of Plan and Fixing Date for Confirmation
                        Hearing  for  Hydro-Test  International,  Inc.*
          (2)(b) Supplemental Hydro-Test International, Inc. Chapter 11 Disclosure Statement*
        (2)(c)          Supplemental Hydro-Test International, Inc. Chapter 11
                        Plan*
        (3)(a)          Certificate  of  Incorporation**
        (3)(a)(I)       Amendment  of  Certificate  of  Incorporation***
        (3)(b)          Bylaws,  as  Amended***
        (10)(a) Petrominerals Corporation 1993 Incentive Stock Option Plan and 1993
                        Non-Statutory  Stock  Option  Plan  Incorporation****
         (10)(b) Form of Petrominerals Corporation Employee Stock Option Agreement****
         (10)(c)        Petrominerals  Corporation  1993  Employee  Stock  Bonus
                        Plan*****
         (10)(d)        Petrominerals  Corporation  Directors Stock Compensation
                        Plan******
         (21)           Subsidiaries  of  the  Registrant

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

PETROMINERALS  CORPORATION
SCHEDULE  II  -  VALUATION,  QUALIFYING  ACCOUNTS  AND  RESERVES
YEARS  ENDED  DECEMBER  31,  1998  AND  1997
(In  Thousands)






                                   Balance at   (Recoveries)   Balance at
                                    Beginning    Charged to      End of
                                    of Period      Income        Period
                                   -----------  -------------  -----------
Valuation allowance on oil and
  gas properties
        1998. . . . . . . . . . .  $    10,963  $      10,963  $        -
                                   ===========  =============  ===========
        1997. . . . . . . . . . .  $    10,963  $           -  $    10,963
                                   ===========  =============  ===========

                                   Balance at     (Additions)  Balance at
                                   Beginning    Posted to      End of
                                   of Period    Income         Period
                                   -----------  -------------  -----------
Allowance for doubtful receivable
        1998. . . . . . . . . . .  $        29  $          29  $         -
                                   ===========  =============  ===========
        1997. . . . . . . . . . .  $        29  $          29  $         -
                                   ===========  =============  ===========

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROMINERALS  CORPORATION
(Registrant)


By:  /s/  Morris  V.  Hodges
     -----------------------
     Morris  V.  Hodges,  President  and  Chief  Executive  Officer

Dated:


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


Dated:  By: /s/Morris V. Hodges
        -------------------------------------
        Morris V. Hodges
        President, Chief Executive Officer
        Chief Financial Officer, and Director

Dated:  By: /s/ William N. Hagler
        -------------------------------------
        William N. Hagler, Director

Dated:  By: /s/ David G. Davidson
        -------------------------------------
        David G. Davidson, Director

                                    EXHIBITS

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT

1.          Hydro-Test  International,  Inc.