Form 10QSB
period 1999-03-31
PETROMINERALS CORP
filed 1999-05-13
CIK 77952

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.    20549

FORM  10-QSB

(Mark  One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934
     For the transition period from to.



Commission  File  No.  1-6336
-----------------------------

Petrominerals  Corporation
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware
--------------------------------------------------
(State or other jurisdiction of incorporation No.)

No.  95-2573652
------------------------------------------------
(I.R.S. Employer Identification or  organization)

27241  Burbank,  Foothill  Ranch,  California  92610-2500
---------------------------------------------------------
(Address  of  principal  executive  offices)

(949)  588-2645
---------------------------------------------------------
(Registrant's  telephone  number,  including  area  code)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]                   [X]
No                    Yes

The number of shares of Registrant's common stock outstanding at March 31, 1999 was 1,059,417.

PETROMINERALS  CORPORATION

INDEX




                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
  Consolidated Balance Sheets March 31, 1999 and December 31, 1998 .     4
  Consolidated Statements of Operations for the three months ended
    March 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . .     6
  Consolidated Statements of Cash Flows for the three months ended
    March 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . .     7
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial Condition
               Condition and Results of Operations . . . . . . . . .     9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                         PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                                     ASSETS


                                             March 31,   December 31,
                                                1999         1998
                                             ----------  -------------
Current Assets
  Cash and cash equivalents . . . . . . . .  $    2,814  $       2,928
  Accounts receivable, net. . . . . . . . .           2              8
  Prepaid expenses. . . . . . . . . . . . .          41             52
                                             ----------  -------------

    Total Current Assets. . . . . . . . . .       2,857          2,988
Restricted Cash . . . . . . . . . . . . . .          25             25
Property and Equipment, net (including oil
  and gas properties accounted for on the
  successful efforts method). . . . . . . .         128            129
Notes Receivable and Other Assets . . . . .         417            417
                                             ----------  -------------
    Total Assets. . . . . . . . . . . . . .  $    3,427  $       3,559
                                             ==========  =============


          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,   December 31,
                                                      1999         1998
                                                   ----------  -------------
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $      118  $         133
  Accrued liabilities . . . . . . . . . . . . . .           6             44
  Royalties payable . . . . . . . . . . . . . . .          11             11
                                                   ----------  -------------

    Total Current Liabilities . . . . . . . . . .         135            188
Prepetition liabilities . . . . . . . . . . . . .         448            448
                                                   ----------  -------------
    Total Liabilities . . . . . . . . . . . . . .         583            636
                                                   ----------  -------------
Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding. . . . . . .           -              -
  Common stock:
    $.10 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    March 31, 1999 and December 31, 1998,
    respectively. . . . . . . . . . . . . . . . .         848            848
Capital in Excess of Par Value. . . . . . . . . .         563            563

Retained Earnings . . . . . . . . . . . . . . . .       1,433          1,512
                                                   ----------  -------------
    Total Stockholders' Equity. . . . . . . . . .       2,844          2,923
                                                   ----------  -------------
    Total Liabilities and Stockholders' Equity. .  $    3,427  $       3,559
                                                   ==========  =============


          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      For  the  Three  Months
                                         Ended  March  31,
                                    ----------------------------

                                              1999     1998
                                             -------  -------
REVENUES
  Oilfield services . . . . . . . . . . . .  $    -   $   25
  Oil and gas . . . . . . . . . . . . . . .      30      132
  Other income. . . . . . . . . . . . . . .      28       31
                                             -------  -------

    Total Revenues. . . . . . . . . . . . .      58      188
                                             -------  -------
COSTS AND EXPENSES
  Oilfield services . . . . . . . . . . . .      10       40
  Oil and gas . . . . . . . . . . . . . . .      40      156
  Depreciation, depletion and amortization.       1       31
  General and administrative. . . . . . . .      80      106
  Interest. . . . . . . . . . . . . . . . .       1        1
  Other expense . . . . . . . . . . . . . .       5       12
                                             -------  -------

    Total Costs and Expenses. . . . . . . .     137      346
                                             -------  -------
Net income (loss) . . . . . . . . . . . . .  $  (79)  $ (158)
                                             =======  =======


Net income (loss) per share . . . . . . . .  $ (.07)  $ (.15)
                                             =======  =======

Weighted Average Common Shares Outstanding.   1,059    1,059
                                             =======  =======



          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                 For  the  Three  Months
                                                    Ended    March  31,
                                                ---------------------------

                                                         1999     1998
                                                        -------  ------
Cash Flows from Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . . .  $  (79)  $(158)
  Adjustments to reconcile net loss to net cash
    provided (used)from operating activities:
      Depreciation, depletion and amortization . . . .       1      31
      Bad debt written off . . . . . . . . . . . . . .       -     (15)
      Changes in operating working capital:
        Accounts receivable. . . . . . . . . . . . . .       6      23
        Prepaid. . . . . . . . . . . . . . . . . . . .      11      (7)
        Other assets . . . . . . . . . . . . . . . . .       -       1
        Accounts payable . . . . . . . . . . . . . . .     (15)     92
        Royalties payable. . . . . . . . . . . . . . .       -      (5)
        Accrued liabilities. . . . . . . . . . . . . .     (38)     96
                                                        -------  ------

      Net Cash Provided (Used) by Operating Activities    (114)     58
                                                        -------  ------
Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . .       -     (80)
  Note receivable. . . . . . . . . . . . . . . . . . .       -       5
                                                        -------  ------

      Net Cash Used by Investing Activities. . . . . .       -     (75)
                                                        -------  ------
Cash Flows from Financing Activities
  Principal payment of debt. . . . . . . . . . . . . .       -      (2)
                                                        -------  ------
Net Decrease in Cash and Cash Equivalents. . . . . . .    (114)    (19)

Cash and Cash Equivalents at beginning of period . . .   2,953     275
                                                        -------  ------
Cash and Cash Equivalents at end of period . . . . . .  $2,839   $ 256
                                                        =======  ======


          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)




NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements to conform to the presentation used in 1999.


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
           ---------------------------------------------------------------------
           OF OPERATIONS
           -------------

FINANCIAL  CONDITION

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company only has marginal revenues and expenses from the retained interests in certain oil and gas properties for the three months ended March 31, 1999. The Company had a negative cash flow of approximately $114,000 for the three months ended March 31, 1999, compared to a negative cash flow of approximately $19,000 for the three months ended March 31, 1998. The current period negative cash flow is mainly resulting from normal general and administrative costs for the three months with marginal production activities. The negative cash flows at March 31, 1998 is the result of depressed oil prices and production cutbacks. At this moment, it is difficult to project whether the negative cash flows will continue during the second quarter of 1999.

Three  months ended March 31, 1999 as compared with the three months ended March
--------------------------------------------------------------------------------
31, 1998
---------

The Company sold substantially all of its oil and gas properties in the middle of the second quarter of 1998. Accordingly, results of continuing operations for the period ended March 31, 1999 is not comparable to the same period in 1998.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

As noted in the 10-KSB for the year ended December 31, 1998, the Company sold substantially all of its oil and gas producing properties to an unrelated entity in May 1998 with an effective date of April 1, 1998. As a part of the amended sale agreement, the Company agreed to retain a small portion of the field. The Company continues to earn marginal revenues from the retained interests in certain oil and gas properties and interest income.

Oilfield  Services  Segment
---------------------------

As noted in the 10-KSB for the year ended December 31, 1998, the Company has discontinued Hydro-Test's operation since July 1998. There are no current plans to expand Hydro-Test's operation or obtain additional capital from the parent company. Management is also considering a complete liquidation of Hydro-Test as one of their options.

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS
           ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


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

PETROMINERALS CORPORATION
-------------------------
(Registrant)



/s/  Morris  V. Hodges
----------------------
Morris  V.  Hodges
President,  CEO  & Chief  Financial  Officer