Form 10QSB
period 1999-06-30
PETROMINERALS CORP
filed 1999-08-16
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
      For the transition period from to.


                           Commission File No. 1-6336
                           --------------------------

                           Petrominerals Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 No. 95-2573652
      -------------------------                       --------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
  or  organization)                                  Identification No.)

                   27241 Burbank, Foothill Ranch, California 92610-2500
           ---------------------------------------------------------------------
                      (Address of principal executive offices)

                               (949) 588-2645
                       ------------------------------------
              (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at June 30, 1999 was 1,059,417.

                            PETROMINERALS CORPORATION

                                      INDEX




                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
  Consolidated Balance Sheets June 30, 1999 and December 31, 1998. .     4
  Consolidated Statements of Operations for the three and six months
    ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . .     6
  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .     7
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         Condition and Results of Operations . . . . . . . . .     9

PART II - OTHER INFORMATION .. . . . . . . . . . . . . . . . . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                         PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)



                                     ASSETS



                                                             December 31,
                                             June 30, 1999       1998
                                             --------------  -------------
Current Assets
  Cash and cash equivalents . . . . . . . .  $        2,686  $       2,928
  Accounts receivable, net. . . . . . . . .               2              8
  Prepaid expenses. . . . . . . . . . . . .              32             52
                                             --------------  -------------

    Total Current Assets. . . . . . . . . .           2,720          2,988
Restricted Cash . . . . . . . . . . . . . .              25             25
Property and Equipment, net (including oil
  and gas properties accounted for on the
  successful efforts method). . . . . . . .             142            129
Notes Receivable and Other Assets . . . . .             417            417
                                             --------------  -------------
    Total Assets. . . . . . . . . . . . . .  $        3,304  $       3,559
                                             ==============  =============

          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   December 31,
                                                   June 30, 1999       1998
                                                   --------------  -------------
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $           80  $         133
  Accrued liabilities . . . . . . . . . . . . . .               5             44
  Royalties payable . . . . . . . . . . . . . . .              11             11
                                                   --------------  -------------

    Total Current Liabilities . . . . . . . . . .              96            188
Prepetition liabilities . . . . . . . . . . . . .             448            448
                                                   --------------  -------------
    Total Liabilities . . . . . . . . . . . . . .             544            636
                                                   --------------  -------------
Stockholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
    no shares issued and outstanding. . . . . . .               -              -
  Common stock:
    $.10 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    June 30, 1999 and December 31, 1998,
    respectively. . . . . . . . . . . . . . . . .             848            848
Capital in Excess of Par Value. . . . . . . . . .             563            563

Retained Earnings . . . . . . . . . . . . . . . .           1,349          1,512
                                                   --------------  -------------
    Total Stockholders' Equity. . . . . . . . . .           2,760          2,923
                                                   --------------  -------------
    Total Liabilities and Stockholders' Equity. .  $        3,304  $       3,559
                                                   ==============  =============


          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              For the Three       For the
                                              Months Ended       Six Months
                                                June  30,       Ended June 30,
                                            -----------------  ----------------

                                              1999     1998     1999     1998
                                             -------  -------  -------  -------
REVENUES
  Oilfield services . . . . . . . . . . . .  $    -   $   30   $    -   $   56
  Oil and gas . . . . . . . . . . . . . . .      48        2       78      134
  Other income. . . . . . . . . . . . . . .      28       78       56      109
                                             -------  -------  -------  -------
    Total Revenues. . . . . . . . . . . . .      76      110      134      299
                                             -------  -------  -------  -------
COSTS AND EXPENSES
  Oilfield services . . . . . . . . . . . .       6       42       15       82
  Oil and gas . . . . . . . . . . . . . . .      64       22      104      178
  Depreciation, depletion and amortization.       1        2        2       33
  General and administrative. . . . . . . .      88      164      168      270
  Interest. . . . . . . . . . . . . . . . .       -        1        1        2
  Other expense . . . . . . . . . . . . . .       1        7        7       19
                                             -------  -------  -------  -------
    Total Costs and Expenses. . . . . . . .     160      238      297      584
                                             -------  -------  -------  -------

Net Loss from Operations. . . . . . . . . .     (84)    (128)    (163)    (285)
Gain on sale of fixed assets. . . . . . . .       -    2,161        -    2,161
                                             -------  -------  -------  -------

Net income (loss) . . . . . . . . . . . . .  $  (84)  $2,033   $ (163)  $1,876
                                             =======  =======  =======  =======
Net income (loss) per share . . . . . . . .  $ (.08)  $ 1.92   $ (.15)  $ 1.77
                                             =======  =======  =======  =======
Weighted Average Common Shares Outstanding.   1,059    1,059    1,059    1,059
                                             =======  =======  =======  =======

          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                      For the Six Months
                                                       Ended June 30,
                                                      ------------------

                                                        1999      1998
                                                       -------  --------
Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . . . . .  $ (163)  $ 1,876
  Adjustments to reconcile net income (loss) to
    net cash used from operating activities:
      Depreciation, depletion and amortization. . . .       2        33
      Gain on sale of fixed assets. . . . . . . . . .       -    (2,161)
      Changes in operating working capital:
        Accounts receivable . . . . . . . . . . . . .       6        33
        Prepaid . . . . . . . . . . . . . . . . . . .      20       (19)
        Inventory . . . . . . . . . . . . . . . . . .       -        50
        Other assets. . . . . . . . . . . . . . . . .       -      (594)
        Accounts payable. . . . . . . . . . . . . . .     (53)      (22)
        Royalties payable . . . . . . . . . . . . . .       -       (18)
        Accrued liabilities . . . . . . . . . . . . .     (39)      (17)
        Prepetition liabilities . . . . . . . . . . .       -       (58)
                                                       -------  --------

Net Cash Used by Operating Activities . . . . . . . .    (227)     (897)
                                                       -------  --------
Cash Flows from Investing Activities
  Proceeds from sale of assets. . . . . . . . . . . .       -     3,680
  Capital expenditures. . . . . . . . . . . . . . . .     (15)        -
  Note receivable . . . . . . . . . . . . . . . . . .       -       462
                                                       -------  --------

Net Cash Used by Investing Activities . . . . . . . .     (15)    4,142
                                                       -------  --------
Cash Flows from Financing Activities
  Principal payment of debt . . . . . . . . . . . . .       -       (11)
  Long-term debt borrowed . . . . . . . . . . . . . .       -         -
                                                       -------  --------

Net Cash Used by Financing Activities . . . . . . . .       -       (11)
                                                       -------  --------
Net (Decrease) Increase in Cash and Cash Equivalents.    (242)    3,234
Cash and Cash Equivalents at beginning of period. . .   2,953       275
                                                       -------  --------
Cash and Cash Equivalents at end of period. . . . . .  $2,711   $ 3,509
                                                       =======  ========

          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX  MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)




NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE  3  -  BANKRUPTCY
            ----------

On June 8, 1999, the Company's wholly-owned subsidiary, Hydro-Test International, Inc., filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that its estimates funds will be available for distribution to unsecured creditors. On May 16, 1996, Hydro-Test filed for relief under Chapter 11 of the U.S. Bankruptcy Code. At June 30, 1999, Hydro-Test still owed approximately $448,000 in prepetition liabilities from this previous Bankruptcy. In addition the subsidiary owes the Company approximately $888,000 in prior operating advances and other intercompany loans. The total carrying value of Hydro-Test's assets at June 30, 1999 was approximately $125,000.

ITEM  2  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF OPERATIONS
           ----------

FINANCIAL  CONDITION

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company only has marginal revenues and expenses from the retained interests in certain oil and gas properties for the six months ended June 30, 1999. The Company had a negative cash flow of approximately $242,000 for the six months ended June 30, 1999, compared to a positive cash flow of approximately $3,234,000 for the six months ended June 30, 1998. The current period negative cash flow is mainly resulting from normal general and administrative costs for the six months with marginal production activities. The negative cash flow at June 30, 1999 is the result of a significant decline in production and sales due to the sale of substantially all of the Company's oil and gas properties, coupled with depressed oil prices. However, revenues for the quarter ended June 30, 1999, had increased due to a rebound in the price of oil. At this moment, it is difficult to project whether the negative cash flows will continue during the third quarter of 1999.

Six  months  ended  June 30, 1999 as compared with the six months ended June 30,
--------------------------------------------------------------------------------
1998
----

The Company sold substantially all of its oil and gas properties in the middle of the second quarter of 1998. Because of this sale, the Company reported an approximate $2,161,000 gain as compared the quarter ended June 30, 1999. The Company now has only small holdings in oil and gas production, and the Company's revenues are not comparable to prior periods.
BUSINESS  REVIEW

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

ITEM  2  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF OPERATIONS (Continued)
           -------------------------

BUSINESS  REVIEW  (Continued)

Oilfield  Services  Segment
---------------------------

As noted in the 10-KSB for the year ended December 31, 1998, the Company has discontinued Hydro-Test's operation since July 1998. On June 8, 1999, the Company's wholly-owned subsidiary, Hydro-Test International, Inc. filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The creditor's meeting was held in July, 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors. On May 16, 1996 Hydro-Test filed for relief under Chapter 11 of the U.S. Bankruptcy code. At June 30, 1999, Hydro-Test still owed approximately $448,000 in prepetition liabilities from this previous Bankruptcy. In addition the subsidiary owes the Company approximately $888,000 in prior operating advances and other intercompany loans. The total carrying value of Hydro-Test's assets at June 30, 1999 were approximately $125,000.


                                       Page10

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