Form 10QSB
period 1999-09-30
PETROMINERALS CORP
filed 1999-11-16
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  1999

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  ACT  OF  1934
      For  the  transition  period  from  to.

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                             No. 95-2573652
  ------------------------------                  --------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
 or organization)                                 Identification No.)

              27241 Burbank, Foothill Ranch, California 92610-2500
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  (949) 588-2645
                                 ---------------
              (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at September 30, 1999 was 1,059,417.

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)


                                     ASSETS


                                     September 30,   December 31,
                                              1999    1998
                                             ------  ------
Current Assets
  Cash and cash equivalents . . . . . . . .  $2,364  $2,928
 Accounts receivable, net . . . . . . . . .      38       8
 Prepaid expenses . . . . . . . . . . . . .      23      52
                                             ------  ------

  Total Current Assets. . . . . . . . . . .   2,425   2,988

Restricted Cash . . . . . . . . . . . . . .      25      25

Property and Equipment, net (including oil
 and gas properties accounted for on the
 successful efforts method) . . . . . . . .     350     129

Notes Receivable and Other Assets . . . . .     404     417
                                             ------  ------

  Total Assets. . . . . . . . . . . . . . .  $3,204  $3,559
                                             ======  ======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,   December 31,
                                                 1999    1998
                                                ------  ------
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .  $   76  $  133
 Accrued liabilities . . . . . . . . . . . . .       2      44
 Royalties payable . . . . . . . . . . . . . .      11      11
                                                ------  ------

  Total Current Liabilities. . . . . . . . . .      89     188

Prepetition liabilities. . . . . . . . . . . .     448     448
                                                ------  ------

  Total Liabilities. . . . . . . . . . . . . .     537     636
                                                ------  ------

Stockholders' Equity
 Preferred stock:
 $.10 par value, 5,000,000 shares authorized;
 no shares issued and outstanding. . . . . . .       -       -
 Common stock:
 $.10 par value, 20,000,000 shares authorized;
 1,059,417 shares issued and outstanding at
 September 30, 1999 and December 31, 1998,
 respectively. . . . . . . . . . . . . . . . .     848     848

Capital in Excess of Par Value . . . . . . . .     563     563

Retained Earnings. . . . . . . . . . . . . . .   1,256   1,512
                                                ------  ------

  Total Stockholders' Equity . . . . . . . . .   2,667   2,923
                                                ------  ------

  Total Liabilities and Stockholders' Equity .  $3,204  $3,559
                                                ======  ======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                     For the Three Months     For the Nine Months
     Ended  September  30,     Ended  September  30,
     ---------------------     ---------------------

                                              1999     1998     1999     1998
                                             -------  -------  -------  -------
REVENUES
  Oil and gas . . . . . . . . . . . . . . .  $   91   $   44   $  169   $  178
 Other income . . . . . . . . . . . . . . .      37       46       93      155
                                             -------  -------  -------  -------

  Total Revenues. . . . . . . . . . . . . .     128       90      262      333
                                             -------  -------  -------  -------

COSTS AND EXPENSES
  Oil and gas . . . . . . . . . . . . . . .      55      105      159      283
 Depreciation, depletion and amortization .       1        3        3       36
 General and administrative . . . . . . . .     131      122      284      392
 Interest . . . . . . . . . . . . . . . . .      -        -        -        2
 Other expense. . . . . . . . . . . . . . .      35       3       42       22
                                             -------  -------  -------  -------
 Total Costs and Expenses . . . . . . . . .     222     223      488      735
                                             -------  -------  -------  -------
Net Loss from Operations. . . . . . . . . .     (94)    (143)    (226)    (402)

Gain on sale of fixed asset . . . . . . . .       -        -        -    1,685
                                             -------  -------  -------  -------

Income (loss) from continuing operations. .     (94)    (143)    (226)   1,283

Discontinued Operations
  Loss from operations of discontinued
subsidiary, Hydro-Test International, Inc..       -      (18)     (30)     (45)
                                             -------  -------  -------  -------

Net Income (Loss) . . . . . . . . . . . . .  $  (94)  $ (161)  $ (256)  $1,238
                                             =======  =======  =======  =======

Net income (loss) per share, continuing
 operations . . . . . . . . . . . . . . . .  $ (.09)  $ (.14)  $ (.21)  $ 1.21
                                             =======  =======  =======  =======

Net income (loss) per share . . . . . . . .  $ (.09)  $ (.15)  $ (.24)  $ 1.17
                                             =======  =======  =======  =======


Weighted Average Common Shares Outstanding.   1,059    1,059    1,059    1,059
                                             =======  =======  =======  =======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      For the Nine Months
                                                      Ended September 30,
                                                      -------------------

                                                        1999      1998
                                                       -------  --------
Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . . . . .  $ (256)  $ 1,238
  Adjustments to reconcile net income (loss)
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . .       3        36
      Gain on sale of fixed assets. . . . . . . . . .       -    (1,685)
      Changes in operating working capital:
        Accounts receivable . . . . . . . . . . . . .     (30)       44
        Prepaid . . . . . . . . . . . . . . . . . . .      29       (25)
        Inventory . . . . . . . . . . . . . . . . . .       -        50
        Other assets. . . . . . . . . . . . . . . . .       -      (695)
        Accounts payable. . . . . . . . . . . . . . .     (57)      712
        Royalties payable . . . . . . . . . . . . . .       -       (18)
        Accrued liabilities . . . . . . . . . . . . .     (42)      (18)
        Prepetition liabilities . . . . . . . . . . .       -       (68)
                                                       -------  --------

Net Cash Used by Operating Activities . . . . . . . .    (353)     (429)
                                                       -------  --------

Cash Flows from Investing Activities
  Proceeds from sale of assets. . . . . . . . . . . .       -     3,121
  Capital expenditures. . . . . . . . . . . . . . . .    (224)     (117)
  Note receivable . . . . . . . . . . . . . . . . . .      13       462
                                                       -------  --------

Net Cash Provided (Used) by Investing Activities. . .    (211)    3,466
                                                       -------  --------

Cash Flows from Financing Activities
  Principal payment of debt . . . . . . . . . . . . .       -       (11)
                                                       -------  --------

Net (Decrease) Increase in Cash and Cash Equivalents.    (564)    3,026

Cash and Cash Equivalents at beginning of period. . .   2,953       275
                                                       -------  --------

Cash and Cash Equivalents at end of period. . . . . .  $2,389   $ 3,301
                                                       =======  ========

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE  3  -  BANKRUPTCY/DISCONTINUED  OPERATIONS
            -----------------------------------

On June 8, 1999, the Company's wholly-owned subsidiary, Hydro-Test International, Inc., filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern
District of Texas. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors. On May 16, 1996, Hydro-Test filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Hydro-Test International, Inc. has discontinued its oilfield services, and a complete liquidation and dissolution of this subsidiary and business segment is planned.

In late September 1999, the remaining assets of Hydro-Test, whose carrying value was approximately $144,000, were sold by the bankruptcy trustee for cash. The Company has not reflected the sale transaction at September 30, 1999 because the accounting from the bankruptcy trustee was unavailable; however, the effect of the transaction on the Company's balance sheet is not expected to be material.

ITEM  2  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------

FINANCIAL  CONDITION

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company only has marginal revenues and expenses from the retained interests in certain oil and gas properties for the nine months ended September 30, 1999. The Company had a negative cash flow of approximately $564,000 for the nine months ended September 30, 1999, compared to a positive cash flow of approximately $3,026,000 for the nine months ended September 30, 1998. The current period negative cash flow is mainly resulting from normal general and administrative costs for the nine months with marginal production activities.

Nine  months  ended  September  30,  1999 as compared with the nine months ended
--------------------------------------------------------------------------------
September  30,  1998
--------------------

The Company reported an overall decline in revenues and operating expenses because of the sale of substantially all of its oil and gas properties in 1998. The Company is reviewing potential oil and gas property acquisitions and intends to pursue further oil and gas production and development activities.

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

Wyoming  Venture
----------------

On September 20, 1999, the Company completed the acquisition of a 25% interest in a natural gas field in southwest Wyoming. As part of the acquisition the Company acquired a 25% interest in two gas wells with a current production from the field of 700 million cubic feet per day (155 mcfd net) and committed to participate in the drilling of two additional test wells by year endThe acquisition also included a field-wide gas gathering system with significant excess capacity. Estimated net reserves are 130 mmcf for the two producing wells.

The Company's acquisition of the 25% interest was concluded as a participant with two other companies Hat LLC and Nevadacor Energy, Inc., which together acquired 50% of Thorofare Energy, Inc.'s existing acreage position, existing wells, well operating equipment and facilities together with production and pipelines and prospective acreage acquisition in an area of interest negotiated between the parties. The Purchase and Participation Agreement provides for leasehold ownership as follows:


Petrominerals Corporation  50% (25% net);
HAT, LLC. . . . . . . . .  28% (14% net);
Navadacor Energy, Inc.. .  22% (11% net).


The Company has now completed the first well of its two well commitment with the completion of the Blackstock #1 in the Stateline Field located in Carbon County, Wyoming. The well was drilled to 5,620 ft. and was completed in the Lewis Sandstone at approximately 5,400 ft. The well encountered over 100 ft. of gross pay with net pay in excess of 50 ft. The company estimates that gross reserves for the well could be over 2.0 BCF (400 mmcf net). In addition to the Lewis interval, the well encountered potentially productive intervals in the Lance and Ft. Union formation that will be evaluated at a later date. The well is currently cleaning up after the frac treatment. The Company has a 29.34375% net revenue interest in the well until pay. The remaining interest is controlled by the operator and two other investors.

As announced previously, the Company plans to drill a second well before the end of the year.

Oilfield  Services  Segment
---------------------------

As noted in the 10-KSB for the year ended December 31, 1998, the Company has discontinued Hydro-Test's operation since July 1998. On June 8, 1999, the Company's wholly owned subsidiary, Hydro-Test International, Inc. filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors. On May 16, 1996 Hydro-Test filed for relief under Chapter 11 of the U.S. Bankruptcy code. At September 30, 1999, Hydro-Test still owed approximately $448,000 in prepetition liabilities from this previous Bankruptcy. In addition the subsidiary owes the Company approximately $888,000 in prior operating advances and other intercompany loans. The total carrying value of Hydro-Test's assets at September 30, 1999 were approximately $125,000.

Change  in  Officers
--------------------

On September 22, 1999, the Company announced that Daniel H. Silverman has joined the company as Executive Vice President of Business Development and Chief Operating Officer. He will be responsible for managing all of Petrominerals' acquisition, corporate finance and operating activities.

Most recently, Silverman was Managing Director of Acquisitions and Divestitures and a member of the Board of Directors of Torch Energy Advisors. Silverman joined Torch in 1995 and managed the completion of $700 million in acquisitions, including Nuevo's $492 million purchase of UNOCAL's upstream California assets and Bellwether's $182 million purchase of the Torch managed institutional partnerships. From 1992 to 1995, Silverman was Manager of Acquisitions and Divestitures at Apache Corporation. At Apache. he was involved in over $1 billion of transactions, including the $102 million purchase of Crystal Oil, the $250 million purchase of Dekalb and the $494 million purchase of assets from Texaco. Silverman holds a B.S. in Petroleum Engineering from the University of Texas at Austin and a M.S. in Mineral Economics from the Colorado School of Mines.

Related  Party  Transactions

Two participating entities with Petrominerals Corporation in the acquisition of the interest in the natural gas field in southwest Wyoming, HAT LLC and Nevadacor Energy, Inc., include related parties. The participation opportunity was offered by Thorofare Energy, Inc. first to the principals of HAT LLC, who in turn presented the opportunity to Kaymor Petroleum Products, Inc., who in turn offered a participation to Petrominerals Corporation. Kaymor Petroleum Products, Inc. is controlled by Morris V. Hodges, President of Petrominerals Corporation. In the execution of the Purchase and Participation Agreement , Kaymor Petroleum Products, Inc. was represented by Nevadacor Energy, Inc., as agent. Kaymor
Petroleum Products, Inc. will hold its interest with Morris V. Hodges, and others as members of a Nevada limited liability company, Kaymor Energy, LLC.

In addition, prior to becoming an employee of the company Daniel H. Silverman was a participant as to a small interest with the investor group who formed HAT, LLC for their participation.

Compensation  of  Directors  and  Options  Awarded
--------------------------------------------------

In October, 1999, the Board of Directors increased the compensation to the two non-employee directors of the Company to the total amount of $750 per month and awarded options for shares of the Company's Common Stock in the aggregate fair market value (determined as of the date of grant) as follows:


Employee Directors:

Morris V. Hodges. . . .  20,000
Everett L. Hodges . . .  15,000

Non Employee Directors:

John C. McMahon . . . .   3,000
William N. Hagler . . .   4,500

Corporate Counsel:

Sheldon L. Foreman. . .  10,000

In addition, the Board of Directors affirmed the award of options under the Engagement Agreement with Daniel H. Silverman as Executive Vice President and Chief Operating Officer as follows:

- 20,000 shares of its common shares with a price of $3.00 per share vesting upon execution of the Engagement Agreement;

- 20,000 shares of its common shares priced at $3.00 vesting in six months from the execution date of the Engagement Agreement, and

- 20,000 shares of its common shares priced at $5.00 vesting in eighteen months from the execution date of the Engagement Agreement.

The Company has in effect two stock option plans -- the 1993 Incentive Stock Option Plan (the "Incentive Plan") and the 1993 Non-Statutory Stock Option Plan (the "Non-Statutory Plan")(the Incentive Plan and the Non-Statutory Plan are sometimes collectively referred to herein as the "Plans"), which were adopted by the Board of Directors and approved by the shareholders of the Company in 1993. The Plans in the aggregate provide for the granting of options to purchase a maximum of 1,200,000 shares of the Company's Common Stock to employees and directors of the Company and its affiliates (as defined therein); however, options which may be granted to non-employee directors are limited to a maximum of 60,000 shares. The Plans expire on February 8, 2003.

Any of the Company's current or future employees who render, in the opinion of the Board of Directors, the type of services which tend to contribute materially to the success of the Company or an affiliate of the Company are eligible to participate in the Incentive Plan. Any of the Company's current or future employees or directors (whether or not other-wise employed by the Company) who render, in the opinion of the Board of Directors, the type of services which tend to contribute materially to the success of the Company or an affiliate of the Company are eligible to participate in the Non-Statutory Plan.

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

None.


ITEM  5.     OTHER  INFORMATION
             ------------------

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)     Exhibits  -  none

(b)     Reports  on  Form  8-K  -


Date . . .  Description
----------  -----------------------------------------------

01/07/1999  Election of new officers and change of address
09/20/1999  Acquisition of interest in Wyoming gas field
09/22/1999  Daniel Silverman named Executive Vice President

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROMINERALS  CORPORATION
--------------------------
(Registrant)



/s/  Morris  V.  Hodges
-----------------------
Morris  V.  Hodges
President, CEO & Chief Financial Officer