Form 10QSB/A
period 1999-09-30
PETROMINERALS CORP
filed 1999-12-03
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10-QSB/A

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

                                     Delaware
                        ------------------------------
           (State or other jurisdiction of incorporation or organization)

                                   No. 95-2573652
                                   --------------
                       (I.R.S. Employer Identification No.)

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

                            PETROMINERALS CORPORATION

                                      INDEX




                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
Consolidated Balance Sheets September 30, 1999 and
December 31, 1998 .. . . . . . . . . . . . . . . . . . . . . . . . .     1
Consolidated Statements of Operations for the three and nine months
 ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . . .     3
Consolidated Statements of Cash Flows for the nine months ended
 September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . .     4
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition
 Condition and Results of Operations . . . . . . . . . . . . . . . .     6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

 3                        PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)


                                     ASSETS



                                            September 30, December 31,
                                                 1999       1998
                                             ------------  ------
Current Assets
  Cash and cash equivalents . . . . . . . .  $      2,369    $2,928
 Accounts receivable, net . . . . . . . . .            38         8
 Prepaid expenses . . . . . . . . . . . . .            23        52
                                             ------------    ------

  Total Current Assets. . . . . . . . . . .         2,430     2,988

Restricted Cash . . . . . . . . . . . . . .            25        25

Property and Equipment, net (including oil
 and gas properties accounted for on the
 successful efforts method) . . . . . . . .          234        129

Notes Receivable and Other Assets . . . . .           404       417
                                             ------------    ------

  Total Assets. . . . . . . . . . . . . . .  $    3,093      $3,559
                                             ============    ======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              September 30,  December 31,
                                                   1999       1998
                                                -----------  ------
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .  $        76  $   133
 Accrued liabilities . . . . . . . . . . . . .            2       44
 Royalties payable . . . . . . . . . . . . . .           11       11
                                                -----------  ------

  Total Current Liabilities. . . . . . . . . .           89      188

Prepetition liabilities. . . . . . . . . . . .          448      448
                                                -----------  ------

  Total Liabilities. . . . . . . . . . . . . .          537      636
                                                -----------  ------

Stockholders' Equity
 Preferred stock:
 $.10 par value, 5,000,000 shares authorized;
 no shares issued and outstanding. . . . . . .            -       -
 Common stock:
 $.10 par value, 20,000,000 shares authorized;
 1,059,417 shares issued and outstanding at
 September 30, 1999 and December 31, 1998,
 respectively. . . . . . . . . . . . . . . . .          848      848

Capital in Excess of Par Value . . . . . . . .          563      563

Retained Earnings. . . . . . . . . . . . . . .      1,145      1,512
                                                -----------  ------

  Total Stockholders' Equity . . . . . . . . .      2,556      2,923
                                                -----------  ------

  Total Liabilities and Stockholders' Equity .  $    3,093    $3,559
                                                ===========  ======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                           For the Three Months             For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                          ---------------------            ---------------------
                                                     1999                   1998              1999      1998
                                             ---------------------  ---------------------  ----------  -------
REVENUES
  Oil and gas . . . . . . . . . . . . . . .  $                 91   $                 44   $     169     $  178
  Other income .  . . . . . . . . . . . . .                    37                     46          93        155
                                             ---------------------  ---------------------  ----------    -------

  Total Revenues. . . . . . . . . . . . . .                   128                     90         262        333
                                             ---------------------  ---------------------  ----------    -------

COSTS AND EXPENSES
  Oil and gas . . . . . . . . . . . . . . .                    55                    105         159        283
 Depreciation, depletion and amortization .                     1                      3           3         36
 General and administrative . . . . . . . .                   131                    122         284        392
 Interest . . . . . . . . . . . . . . . . .                     -                      -           -          2
 Other expense. . . . . . . . . . . . . . .                    35                      3          42         22
                                             ---------------------  ---------------------  ----------    -------

 Total Costs and Expenses . . . . . . . . .                   222                    233         488        735
                                             ---------------------  ---------------------  ----------    ------

Net Loss from Operations. . . . . . . . . .                   (94)                  (143)       (226)      (402)

Gain on sale of fixed asset . . . . . . . .                     -                      -           -      1,685
                                             ---------------------  ---------------------  ----------    -------

Income (loss) from continuing operations. .                   (94)                  (143)       (226)     1,283

Discontinued Operations
  Loss from operations of discontinued
subsidiary, Hydro-Test International, Inc..                  (111)                   (18)       (141)       (45)
                                             ---------------------  ---------------------  ----------    ------

Net Income (Loss) . . . . . . . . . . . . .  $               (205)    $             (161)  $    (367)    $1,238
                                                ==================  =====================  ==========   =======

Net income (loss) per share, continuing
 operations . . . . . . . . . . . . . . . .  $               (.09)  $               (.14)  $    (.21)    $ 1.21
                                             =====================  =====================  ==========    =======

Net income (loss) per share . . . . . . . .  $             (.19)    $               (.15)  $    (.35)    $ 1.17
                                             =====================  =====================  ==========    =======


Weighted Average Common Shares Outstanding.                 1,059                  1,059       1,059      1,059
                                             =====================  =====================  ==========    =======

The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                        For the Nine Months
                                                        Ended September 30,
                                                       ---------------------
                                                               1999             1998
                                                       ---------------------  --------
Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . . . . .  $           (367)       $ 1,238
  Adjustments to reconcile net income (loss)
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . .                 3             36
      Gain on sale of fixed assets. . . . . . . . . .                  110      (1,685)
      Changes in operating working capital:
        Accounts receivable . . . . . . . . . . . . .                   (30)        44
        Prepaid . . . . . . . . . . . . . . . . . . .                    29        (25)
        Inventory . . . . . . . . . . . . . . . . . .                     -         50
        Other assets. . . . . . . . . . . . . . . . .                     -       (695)
        Accounts payable. . . . . . . . . . . . . . .                   (57)       712
        Royalties payable . . . . . . . . . . . . . .                     -        (18)
        Accrued liabilities . . . . . . . . . . . . .                   (42)       (18)
        Prepetition liabilities . . . . . . . . . . .                     -        (68)
                                                       ---------------------  --------

Net Cash Used by Operating Activities . . . . . . . .                  (354)      (429)
                                                       ---------------------  --------

Cash Flows from Investing Activities
  Proceeds from sale of assets. . . . . . . . . . . .                     6      3,121
  Capital expenditures. . . . . . . . . . . . . . . .                  (224)      (117)
  Note receivable . . . . . . . . . . . . . . . . . .                    13        462
                                                       ---------------------  --------
Net Cash Provided (Used) by Investing Activities. . .                (205)       3,466
                                                       ---------------------  --------

Cash Flows from Financing Activities
  Principal payment of debt . . . . . . . . . . . . .                     -        (11)
                                                       ---------------------  --------

Net (Decrease) Increase in Cash and Cash Equivalents.               (559)        3,026

Cash and Cash Equivalents at beginning of period. . .                 2,953        275
                                                       ---------------------  --------


Cash and Cash Equivalents at end of period. . . . . .  $              2,394    $ 3,301
                                                       =====================  ========

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

In  late  September  1999,  the  remaining  capital  assets of Hydro-Test, whose
carrying  value was approximately    $116,000    , were sold by the bankruptcy
trustee for approximately $5,000 in cash.

ITEM  2  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------

FINANCIAL  CONDITION

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company has sold substantially all of its oil and gas properties to an unrelated party. The Company has retained interests in two small oil and gas properties. As a result of the sale, the Company only has marginal revenues and expenses from the retained interests in certain oil and gas properties for the nine months ended September 30, 1999. The Company had a
negative  cash flow of approximately    $559,000     for the nine months ended
September 30, 1999, compared to a positive cash flow of approximately $3,026,000 for the nine months ended September 30, 1998. The current period negative cash flow is mainly resulting from normal general and administrative costs for the nine months with marginal production activities.

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

Wyoming  Venture
----------------

On September 20, 1999, the Company completed the acquisition of a 25% interest in a natural gas field in southwest Wyoming. As part of the acquisition the Company acquired a 25% interest in two gas wells with a current production from the field of 700 million cubic feet per day (155 mcfd net) and committed to participate in the drilling of two additional test wells by year end. The acquisition also included a field-wide gas gathering system with significant excess capacity. Estimated net reserves are 130 mmcf for the two producing wells.

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

Oilfield  Services  Segment
---------------------------

As noted in the 10-KSB for the year ended December 31, 1998, the Company has discontinued Hydro-Test's operation since July 1998. On June 8, 1999, the Company's wholly owned subsidiary, Hydro-Test International, Inc. filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The
creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors. On May 16, 1996 Hydro-Test filed for relief under Chapter 11 of the U.S. Bankruptcy code. At September 30, 1999, Hydro-Test still owed approximately $448,000 in prepetition liabilities from this previous Bankruptcy. In addition the subsidiary owes the Company approximately $888,000 in prior operating advances and other intercompany loans. The total carrying value of Hydro-Test's assets
at  September  30,  1999  were  approximately     $144,000    .

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

PART  II  -  OTHER  INFORMATION

ITEM  1.     10
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

(c)

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