Form 10KSB
period 1999-12-31
PETROMINERALS CORP
filed 2000-03-30
CIK 77952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     (Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For  the  fiscal  year  ended  December  31,  1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For  the  transition  period  from  to.

                          Commission File Number 1-6336

                            PETROMINERALS CORPORATION
                 (Name of small business issuer in its charter)

                 Delaware                             95-2573652
                 --------       --------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                               Identification No.)

              27241 BURBANK, FOOTHILL RANCH, CALIFORNIA 92610-2500
              ----------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (949) 588-2645

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities  registered  pursuant  to  Section  12(G)  of  the  Act:

COMMON  STOCK,  PAR  VALUE  $.80
--------------------------------
(Title  of  Class)

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

The  issuer's  revenues  for  its  most  recent  fiscal  year were approximately
$353,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[  ]  yes     [  ]  no

Transitional  small  business  disclosure  format.    [  ]  yes      [X]  no

The number of shares of Registrant's common stock outstanding was 1,059,404 as of March 24, 2000.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,340,326 as of March 24, 2000.

The  total  number  of  pages  in  this  Form  10-KSB  are  45.

The  Index  of  Exhibits  included  in  this  Form 10-KSB is located at page 40.

                            PETROMINERALS CORPORATION
                                     PART I

ITEM  1  -  BUSINESS
            --------

A.  GENERAL  DESCRIPTION  OF  BUSINESS
    ----------------------------------

INTRODUCTION

Petrominerals Corporation (Petrominerals or the Company) which was incorporated under the laws of the State of Delaware in 1966, was engaged in the production of on-shore domestic crude oil and natural gas in Los Angeles County, California, and oilfield services through its well servicing division, Hydro-Test International, Inc. (Hydro-Test). Effective April 1, 1998, the Company disposed of substantially all of its oil and gas properties in a sale to an unrelated entity. The Company's wholly owned subsidiary, Hydro-Test, a New Mexico corporation acquired in 1993, provided tubular testing services including hydro-static testing of tubing, pipelines and valve assemblies in the oil and gas industry, under the name Texas Tubing Testers. In July 1998, Hydro-Test ceased commercial operations. On June 8, 1999, Hydro-Test filed a voluntary petition for Chapter 7 Bankruptcy. In late September 1999, the remaining assets of Hydro-Test were sold by the bankruptcy trustee for approximately $5,000 in cash. As of March 24, 2000, the petition remains open. Also in late September 1999, the company completed an acquisition of gas properties in southwestern Wyoming. The company currently has oil production in the Santa Clarita area of southern California and gas production in the Sand Wash Basin of Wyoming.

BUSINESS  STRATEGY

After completing a two-year program of corporate downsizing and performing remedial work, the Company engaged the services of an investment-banking firm to look for another Company to become a partner to a merger or acquisition. During this process, the Company received an offer for the purchase of all of the Company's oil and gas operations. Management signed an agreement on February 4, 1998, with an unrelated entity for the sale of all of the oil and gas producing property and related infrastructure, including the 140 acres (see "Real Property Holdings") owned by the Company, for $3,739,000 in cash and a production payment receivable for $931,000. The sale did not include the assets of Hydro-Test. The effective date of the sale was April 1, 1998.

The Company planned to use the proceeds to either purchase oil and gas producing assets or merge with another company. On September 20, 1999, the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash. The company and its partners also committed to drill two wells before May 2000. (see Note 7 to the consolidated financial statements in Item 7 for detail) In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties. To assist with this goal, the company hired an officer to coordinate its business development activities in September 1999 (see Change in Officers, Item 6).

DISPOSITION  AND  BANKRUPTCY  OF  HYDRO-TEST  INTERNATIONAL,  INC.

In March 1995, the Company adopted a formal plan to liquidate and dispose of the assets of Hydro-Test. Through August 1995, the Company proceeded with this liquidation plan by selling the equipment and inventory of several locations operated by Hydro-Test. On September 1, 1995, management abandoned the liquidation plan and commenced its voluntary reorganization case with the filing of a petition under Chapter 11 of the United States Bankruptcy Code. On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. On June 8, 1999, Hydro-Test filed a voluntary petition for Chapter 7 Bankruptcy. In late September 1999, the remaining assets of Hydro-Test were sold by the bankruptcy trustee for approximately $5,000 in cash. As of March 24, 2000, the petition remains open. (see Item 3 - Legal Proceedings for details)

            --------

A.  GENERAL  DESCRIPTION  OF  BUSINESS  (Continued)
    ----------------------------------

REAL  PROPERTY  HOLDINGS

Prior to the sale agreement effective April 1, 1998, the Company owned 140 acres of unimproved land in the Hasley Canyon field, Santa Clarita Valley, Los Angeles County, California, which was the Company's primary location of oil production.

Following the sale, the Company no longer had any significant real property holdings. The remaining interests of the Company were fully impaired at December 31, 1998, based on the December 31, 1998 reserve report, which valued the remaining reserves at $0. However, due to increases in crude oil prices, these properties were estimated to have a standardized measure of discounted value of $669,000 as a result of the December 31, 1999 engineering reserve report. Since September 1999, the company also owns a 25% working interest in the Smith Ranch field located in Carbon County, Wyoming. The standardized measure of discounted value for these properties was $67,000 as a result of the December 31, 1999 engineering reserve report.

B.  FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
    ------------------------------------------------------

Prior to the sale of its oil and gas producing properties effective April 1, 1998, Petrominerals principally operated in two industry segments: (1) the production and sale of crude oil; and (2) providing tubular testing and complimentary services through its oilfield services subsidiary, Hydro-Test. Subsequent to the sale and the discontinuation of Hydro-Test activities, the Company's income was derived from primarily two industry segments: (1) the production and sale of crude oil and natural gas; and (2) other income which is primarily income from investments. The following table shows the Industry Segment Percentage Revenues derived by Petrominerals for the past three years:

Industry Segment Percentage Revenues for the years ended December 31 are as follows:


                   1999   1998   1997
                   -----  -----  -----
Oilfield services   0.0%  14.5%   6.7%
Oil and gas sales  66.9%  54.5%  76.7%
Other . . . . . .  33.1%  31.0%  16.6%


See Note 9 to the Consolidated Financial Statements in Item 7 hereof for information regarding amount of revenue, operating profit, and identifiable assets attributable to Petrominerals' industry segments for the fiscal years indicated above.

C.  DESCRIPTION  OF  BUSINESS
    -------------------------

OIL  AND  GAS  SALES

Until April 1998, the Company owned and operated oil wells in Los Angeles County, California. Specifically, the Hasley Canyon and Castaic Hills fields are located in the Santa Clarita Valley, Los Angeles County. After April 1998, the Castaic Hills field was the Company's only producing location until the completion of the acquisition of the 25% interest in Smith Ranch field in September 1999.

Development  of  Properties
---------------------------

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

            --------

C.  DESCRIPTION  OF  BUSINESS  (Continued)
    -------------------------

OIL  AND  GAS  SALES  (Continued)

Development  of  Properties  (Continued)
---------------------------
are significantly lower than reported benchmark prices for similar oil in the United States, due to the influx of Alaskan North Slope (ANS) crude into West Coast markets, which is directly in competition with California's production.

Petrominerals contracted to sell its gas produced in Wyoming to Thorofare Resources through the Joint Operating Agreement. Sales of produced gas were generally made pursuant to contracts of 30 or 90 days duration and fluctuate with differences in posted field prices based on the heating content of the gas produced. The price obtained for gas depended upon numerous factors, including the extent of domestic production, world events, market demand and the effect of governmental regulations. As a result of a combination of these factors, gas prices are constantly fluctuating. Prices for Wyoming gas are significantly lower than reported benchmark prices for similar gas in the United States due to the cost of transportation.

The average price the Company received for its crude oil during 1999 was approximately $11.40 per barrel, which is approximately $2.94 per barrel higher than the average price which the Company received for its crude in 1998. The Company incurred average oil production costs of approximately $11.12 per barrel, and produced approximately 19,114 barrels of crude.

The average price the Company received for its natural gas during 1999 was approximately $1.90 per thousand cubic feet (mcf). The Company produced approximately 11,000 mcf.

The Company entered into a joint venture agreement with Petrominerals 96-1, a limited partnership formed on December 3, 1996 to drill a well on a designated site. The Company has a 1% interest as general partner in the partnership, and the limited partners consist of three directors and two unrelated parties. The Company contributed the drill site in exchange for their interest in the partnership and serves as the well's operator. The Company bought out all limited partners' interests in April 1998 and sold the partnership assets to an unrelated third party thereafter. See Note 7 to the consolidated financial statements in Item 7 herein for details.

The Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc. in the County of Sweetwater and the County of Carbon in the southwestern part of Wyoming on September 20, 1999. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals will purchase a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, all parties would be committed to drill two new wells on the acreage, which expands the prospect area. Thorofare would be carried by the Petrominerals Group for of its participation (25% of 50%) in the two new wells until drilling and completion or abandonment money had been recovered. (Also, see Note 7 to the consolidated financial statements in Item 7 for detail).

Operating  Hazards  and Uninsured Risks. The Company's operations are subject to
---------------------------------------
all of the operating hazards and risks associated with producing oil, such as environmental pollution and personal injury. The Company carries general liability insurance and it has obtained insurance against environmental pollution.

Government  Regulations.  Federal,  state  and local governments impose numerous
-----------------------
laws  and  regulations  on  the production and sale of oil and gas. In addition,
---
state  and Federal regulations have been adopted which pertain to the spacing of
---
wells, prevention of waste of oil and gas, limiting rates of production, proration of productions, handling of waste water and similar matters. All such laws and regulations are subject to change at any time, and there is no way to ascertain either the likelihood or potential effect of such future changes.

            --------

C.     DESCRIPTION  OF  BUSINESS  (Continued)
       -------------------------

Environmental  Matters.  The Company has established procedures for the on-going
----------------------
evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. Additionally, the Company has been identified as a potentially responsible party (PRP) by the Environmental Protection Agency (see Item 3). Management is unable to determine what effect, if any, this will have on the Company.

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

Employees.  As  of  December  31,  1999,  the  Company  employed  a  total  of 4
---------
individuals.


OILFIELD  SERVICES

Until July 1998, when Hydro-Test ceased commercial operations, the subsidiary was engaged in the hydrostatic testing of tubular pipe, pipelines and valve assemblies in the oil and gas industry at one facility near Houston, Texas. Hydro-Test previously operated two offices in California, three offices in Texas, one office in New Mexico, and through its franchisees, licensed additional four offices in the United States and other countries. All operations were consolidated into the remaining Texas operation during 1995 in anticipation of reorganization.


ITEM  2  -  PROPERTIES
            ----------

AGREEMENT  FOR  SALE  OF  PROPERTY

As noted in "Management's Discussion and Analysis" contained in Item 6 hereof, the Company had sold substantially all of its oil and gas producing assets to an unrelated entity.

GENERAL

The principal properties of the oil and gas segment consisted of proved developed oil and gas properties; equipment and wells related to proved properties; proved undeveloped oil and gas properties; maps, geologic and geophysical records related thereto; and real estate. The Company's interest in oil and gas properties are principally in the form of direct and indirect working interests in leases, located in Los Angeles County, California and Carbon County, Wyoming. The Company does not sell the natural gas produced in their California fields, but instead uses the gas to produce electricity for electric pumping units or to operate natural gas powered pumping units and tank heaters. Concurrent to the 1998 sale of the properties, the Company retained certain working interests in several of the properties. However, the Company had fully impaired the carrying values of these interests to reflect its December 31, 1998 reserve report, which valued the remaining reserves at $0.

The  company's  production  is  concentrated  in  two  areas.

Santa Clarita Area: As a result of the 1998 sale, the company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field. Current net production from the 11 active wells on these leases is approximately 40 barrels per day (bopd).

            ----------

GENERAL  (Continued)

Smith Ranch Area: As a result of the September 1999 purchase, the company owns a 25% working interest in this gas field located in Carbon County, Wyoming. There are 2 active producers in the field with current net production of approximately 110 mcf per day (mcfd). The company participated in the drilling of a gas well in the 3rd quarter of 1999 and completed that well in the Lewis sandstone in November of 1999. Due to completion problems, the well is currently producing at uneconomic rates. The operator has plans to recomplete this well in the 2nd quarter of 2000. The company also plans to fulfill its obligation to participate in the drilling of the second well in the 2nd quarter of 2000. The company has also identified potential for development of coalbed methane gas production in this field and is currently completing a study of the reserve potential and discussing financing of a pilot project with third parties.

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION

The tables located in Note 14 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. As of December 31, 1998, all remaining interests of the California property have been impaired. The remaining book value of these interests is $0. The reserves are shown in barrels of oil equivalent (boe). Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the California properties for the years ended December 31, 1999 and 1998 have been prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California. The Company's net interest in proved reserves and related valuations for its Wyoming properties for the year ended December 31, 1999 have been prepared by McCartney Engineering, an independent petroleum engineering firm in Denver, Colorado.

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

Oil  and  Gas  Reserves  Information
------------------------------------

Information regarding the Company's estimated net oil and gas reserves, additions and revisions to estimated net reserves, estimated future cash inflows and related costs and discounted future net cash flows for the years ended
December 31, 1999 and 1998, are contained in Note 14 to the Company's consolidated financial statements in Item 7 hereof. The Company's reserve report, from which the foregoing estimates were derived, is based upon prices in effect at December 31, 1999.

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


                                  1999  1998
                                  ----  ----
Net annual production Gas (Mmcf)    11     0
Net annual production Oil (MBbl)    19    47


Sales  Prices  and  Production  Costs
-------------------------------------

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,:


                                                1999    1998
                                               ------  ------
Average sales price of gas per Mcf. . . . . .  $ 1.90  $    0
Average sales price of oil per barrel . . . .  $11.40  $ 8.44
Average production cost per barrel equivalent  $11.25  $12.89


PRODUCTIVE  WELLS  AND  ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. Undeveloped oil and gas properties are properties on which wells have not been drilled. The Company sold substantially all of its proven acreage in 1998. Information on the retained properties and the Wyoming acquisition is located below. See Note 1 to the consolidated financial statements located in
Item  7  herein  for  additional  details.


                             Gross  Net
                             -----  -----
Producing wells . . . . . .     13    7.4
Developed acreage (acres) .    860    346
Undeveloped acreage (acres)  7,150  1,300


Drilling  Activity
------------------

The Company entered into a joint venture during 1996 with Petrominerals 96-1, a newly formed, limited partnership, to drill a well on a designated site in a proven area. Under the terms of the agreement, the Company had a 1% interest as general partner and 6 other entities, including 2 directors and a company controlled by a director, owned the remaining 99% interest. The partnership was formed to enter into a joint venture agreement with the Company to drill a well on the Company's Mabel Strawn lease. The Company received $280,000 from the partnership under a turnkey drilling contract. Proceeds from the working interest were paid 90% to Petrominerals 96-1 and 10% to the Company until payout, and thereafter 30% to Petrominerals 96-1 and 70% to the Company The
Company completed the well on January 20, 1997, and began production shortly thereafter. In April 1998, the Company bought out all limited partners' interests and sold the Petrominerals 96-1 partnership assets to an unrelated third party. See Notes 4 and 7 to the consolidated financial statements in Item 7 for details.

            ----------

Drilling  Activity  (Continued)
------------------

The Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc. a Wyoming corporation during 1999. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals will purchase a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, all parties would be committed to drill two new wells on the acreage, which expand the prospect area. Thorofare would be carried by the Petrominerals Group for of its participation (25% to 50%) in the two new wells until drilling completion or abandonment money had been recovered. (See Note 7 to the consolidated financial statements in Item 7 for detail). As of December 31, 1999, the Company has completed the first well of its two well commitment in Carbon County, Wyoming. The second well is expected to be drilled in the 2nd quarter of 2000.


ITEM  3  -  LEGAL  PROCEEDINGS
            ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below:

In December 1989, the Company was notified by the United States Environmental Protection Agency (EPA) that, under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Company was considered a potentially responsible party (PRP) in the clean-up of the Operating Industries, Inc. (OII) waste disposal site located in Monterey Park, California. Century Oil Corporation, a predecessor of the Company, disposed of drilling mud and water at the OII disposal site, at various times from 1975 to 1977. The Company, along with several other similar PRP's, contends that drilling mud and wastewater do not constitute hazardous substances within the meaning of CERCLA. Although the ultimate impact of the resolution of this contingency is unknown, management now believes that this matter could have potentially an adverse affect on the financial position of the Company.

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

On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. As such, Hydro-Test was no longer in bankruptcy.

All of the creditors that had the option elected to receive 50% of their claim over 60 months rather than 25% over 90 days. The Company has not yet paid any of these claims, except for Federal payroll tax liabilities in the amount of approximately $68,000.

On June 8, 1999, Hydro-Test filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors.

            ------------------

In late September 1999, the remaining assets of Hydro-Test, whose carrying value was approximately $121,000, were sold by the bankruptcy trustee for a total of approximately $5,000 in cash. As of December 31, 1999, the bankruptcy proceedings remain open. As a result, the remaining prepetition liability of $448,000 has been kept on the Company's financial statements at December 31, 1999, until the bankruptcy proceedings complete.

On February 7, 2000, the Environmental Protection Agency (EPA) advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, the site and that the Company is potentially liable per certain costs associated with site cleanup.

Records supplied by the EPA indicate that the Company disposed of allowable non-hazardous drilling mud and other oil field fluids at the site at various times between 1980 and 1985. Based on a preliminary analysis of the EPA records, it appears that the Company's disposal activities as the site were conducted in compliance with applicable EPA regulations.

The  Company's  financial  exposure,  if any, cannot be determined at this time.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            -----------------------------------------------------------

During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM  5  -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            --------------------------------------------------------------------
              MATTERS
              -------

The Company's common stock is currently traded in the Small Cap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq Small Cap System for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:


                      High    Low
                     ------  ------
1998
     First quarter.  $4 3/4  $3 1/4
     Second quarter   4 1/4   2 3/4
     Third quarter.   3 1/2   2 1/4
     Fourth quarter   3 1/8   2 1/4

1999
     First quarter.  $2 3/4  $2 1/4
     Second quarter   2 1/2   2 1/8
     Third quarter.       3   2 3/8
     Fourth quarter       3   2 1/8


These stock prices have been retroactively adjusted to reflect the one for eight reverse stock split that occurred on January 9, 1998 (see Item 7, Note 7 - Common Stock).

The Company has 842 shareholders of record of its common stock as of March 24, 2000.

No regular dividends for Petrominerals' stock have been declared since 1986. The Board of Directors has no current intention to declare or pay dividends in the foreseeable future. The Board of Directors periodically reviews the financial position of the Company and evaluates whether or not it will declare dividends.


ITEM  6  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
              OF  OPERATIONS
              --------------

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 1999. The Notes to Consolidated Financial Statements as of December 31, 1999, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS  REVIEW

General
-------

The current President and CEO of the Company was appointed to his position on December 30, 1998. His predecessor had served his third full term since returning during 1995. During 1998 and up to his resignation, he continued his original goals of cutting corporate overhead, disposing of unproductive assets and performing previously deferred remedial work. He began considering various merger and acquisition scenarios that would assure future profitable growth and maximize shareholder value. The current president will continue his efforts to locate suitable acquisition and merger opportunities for the Company. With the addition of the officer dedicated to business development, the company has also reviewed multiple opportunities and remains actively involved in the process of identifying and reviewing acquisition and merger candidates. The company has also submitted several offers to purchase oil and gas properties that were rejected. The primary goal of management remains to ensure future profitable growth for the company and to create and maximize value for the shareholders.

ITEM  6  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
              OF  OPERATIONS  (Continued)
              --------------

BUSINESS  REVIEW  (Continued)

General  (Continued)
-------

The Company has two primary assets. First, as a result of the sale to the unrelated of all its oil and gas producing assets, an agreement was signed on February 4, 1998 that provided an additional reserved production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the note. Revenue from this note is reflected in the consolidated statements of cashflows as a reduction of Notes receivable. This sale of substantially all the Company's oil and gas properties was effective April 1, 1998.

Second, the company has ownership in oil and gas production. As noted in Item 2, the company retained an interest in several leases in California as part of the April 1998 sale. In September of 1999, the Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc., a Wyoming Corporation. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, all parties would be committed to drill two new wells on the acreage, which expands the prospect area.

Oilfield  Services  Segment
---------------------------

The Company's wholly owned subsidiary, Hydro-Test International, Inc. (Hydro-Test), emerged from Chapter 11 bankruptcy on May 16, 1996, after their plan was confirmed by the courts and accepted by the creditors. Management has continued to sell off its remaining assets and continued to operate the remaining facility near Houston, Texas, on a limited basis up until July 1998 when operations ceased. Hydro-Test filed a voluntary petition for Chapter 7 bankruptcy on June 8, 1999. In late September 1999, the remaining assets of Hydro-Test were liquidated by the bankruptcy trustee for approximately $5,000 in cash. As of March 24, 2000, the petition remains incomplete. (see Item -3 - Legal Proceedings)

Change  in  Officers
--------------------

On September 22, 1999, the Company announced that Daniel H. Silverman had joined the company as Executive Vice President of Business Development and Chief Operating Officer. He is responsible for managing all of Petrominerals' acquisition, corporate finance and operating activities.

1999  COMPARED  WITH  1998

The Company had negative cash flows from operations of approximately $429,000 for the year ended December 31, 1999, as compared with a negative cash flow from operations of $616,000 in the prior year. The decrease in cash flow from operating activities was primarily the result of the net operating loss due to administrative expenses associated with professional fees incurred during merger/sale negotiations as well as during Chapter 7 bankruptcy filing and liquidation of Hydro-Test International, Inc.

The Company had net loss of approximately $(513,000), compared to net income of $595,000 in the prior year. Current year net loss was primarily due to loss from continuing operations of approximately $(397,000) and the loss on disposition of properties (discontinued operations) of approximately $(116,000). The loss from continuing operations is from the Company's oil and gas operations.

The Company has discontinued Hydro-Test's operation since July 1998 and has discontinued a portion of its oil and gas operations after the disposition of oil and gas producing assets to an unrelated party in April 1998. As such, revenues and expenses from discontinued operations in 1999 will be inconsistent with the 1998 amounts.

ITEM  6  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
              OF  OPERATIONS  (Continued)
              --------------

BUSINESS  REVIEW  (Continued)

Oilfield  Services  Segment  (Continued)
---------------------------

1999  COMPARED  WITH  1998  (Continued)

The Company's other income decreased by approximately $28,000 during 1999, due primarily to the decrease in cash and cash equivalents as a result of net operating loss and purchase of oil and gas properties in Wyoming (see Note 7 for detail). Other income in 1999 in the amount of $117,000 was primarily interest income derived from cash and cash equivalents deposited with financial institutions. This trend is expected to continue in 2000 until the majority of cash is used for the purchase of new businesses or producing assets, or other purposes.

General and administrative expenses decreased by approximately 10%, due to management's cost reduction effort.

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

The Company's other income decreased by approximately $87,000 during 1998, due primarily to the prior year's one-time payments for options to purchase assets of the Company. Other income in 1998 in the amount of $145,000 was primarily interest income derived from cash and cash equivalents deposited with financial institutions. This trend is expected to continue in 1999 until the majority of cash is used for the purchase of new businesses or producing assets, or other purposes.

General and administrative expenses increased by approximately 10%, due to additional professional fees incurred during negotiations to sell the Company's assets.

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
            -----------------------------------------------


                                                           Page(s)
                                                           -------
Report of Brown Armstrong Randall Reyes Paulden &McCown,
  Independent Auditor's Report. . . . . . . . . . . . . .       14

Consolidated Balance Sheets at December 31, 1999 and 1998    15-16

Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998. . . . . . . . . . . . . . .       17

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999 and 1998. . . . . . . . .       18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998. . . . . . . . . . . . . . .       19

Notes to Consolidated Financial Statements. . . . . . . .    20-32

                        REPORT OF BROWN ARMSTRONG RANDALL
                             REYES PAULDEN & MCCOWN
                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Shareholders
Petrominerals  Corporation


We have audited the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware corporation) and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended and the related December 31, 1999 and 1998 financial statement schedules as listed in the index at Item 13(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation and consolidated subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 5 to the financial statements, on February 4, 1998, the Company entered into an agreement and sold a major segment of its operations. The segment represents a significant portion of the Company's total assets and operations.

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION





Bakersfield,  California
March  21,  2000

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (Dollars in thousands, except par value amounts)





                                     ASSETS



                                                                 1999    1998
                                                                ------  ------
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $2,128  $2,928
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .      54       8
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .      31      52
                                                                ------  ------

     Total Current Assets. . . . . . . . . . . . . . . . . . .   2,213   2,988

Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . .      25      25
Property and Equipment, net (including oil and gas properties
accounted for on the successful efforts method). . . . . . . .     355     129

Notes Receivable and Other Assets. . . . . . . . . . . . . . .     437     417
                                                                ------  ------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $3,030  $3,559
                                                                ======  ======


   The accompanying notes are an integral part of these financial statemeennts.

                           PETROMINERALS  CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (Dollars in thousands, except par value amounts)





                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                              1999    1998
                                                             ------  ------
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $  157  $  133
  Accrued liabilities . . . . . . . . . . . . . . . . . . .       4      44
  Royalties payable . . . . . . . . . . . . . . . . . . . .      11      11
                                                             ------  ------

     Total Current Liabilities. . . . . . . . . . . . . . .     172     188

Prepetition Liabilities . . . . . . . . . . . . . . . . . .     448     448
                                                             ------  ------

     Total Liabilities. . . . . . . . . . . . . . . . . . .     620     636
                                                             ------  ------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized; no shares
      no shares issued and outstanding. . . . . . . . . . .       -       -
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,059,404
      and 1,059,417 shares issued and outstanding at
     December 31, 1999 and 1998, respectively . . . . . . .     848     848
Capital in Excess of Par Value. . . . . . . . . . . . . . .     563     563
Retained Earnings . . . . . . . . . . . . . . . . . . . . .     999   1,512
                                                             ------  ------

     Total Shareholders' Equity . . . . . . . . . . . . . .   2,410   2,923
                                                             ------  ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . .  $3,030  $3,559
                                                             ======  ======


   The accompanying notes are an integral part of these financial statemeennts.

                           PETROMINERALS  CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                (Dollars in thousands, except per share amounts)






                                                          1999     1998
                                                         -------  -------
Revenues
  Oilfield services . . . . . . . . . . . . . . . . . .  $    -   $   68
  Oil and gas . . . . . . . . . . . . . . . . . . . . .     236      255
  Other income. . . . . . . . . . . . . . . . . . . . .     117      145
                                                         -------  -------

    Total Revenues. . . . . . . . . . . . . . . . . . .     353      468
                                                         -------  -------

Costs and Expenses
  Oilfield services . . . . . . . . . . . . . . . . . .      15      128
  Oil and gas . . . . . . . . . . . . . . . . . . . . .     215      402
  Depreciation, depletion and amortization. . . . . . .       9       32
  General and administrative. . . . . . . . . . . . . .     473      522
  Interest. . . . . . . . . . . . . . . . . . . . . . .       1        4
  Impairment loss . . . . . . . . . . . . . . . . . . .       -      242
  Other expense . . . . . . . . . . . . . . . . . . . .      37       25
                                                         -------  -------

    Total Costs and Expenses. . . . . . . . . . . . . .     750    1,355
                                                         -------  -------

Loss from continuing operations before income taxes . .    (397)    (887)

Discontinued operations, net of income taxes
  Income (loss) on disposition net of income tax of $0
    for 1999 and 1998 . . . . . . . . . . . . . . . . .    (116)   1,482
                                                         -------  -------

Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $ (513)  $  595
                                                         =======  =======

Per Share Amounts
  From continuing operations. . . . . . . . . . . . . .  $(0.37)  $(0.84)
  From discontinued operations. . . . . . . . . . . . .   (0.11)    1.40
                                                         -------  -------

Net income (loss) per share . . . . . . . . . . . . . .  $(0.48)  $  .56
                                                         =======  =======


Weighted average common shares outstanding. . . . . . .   1,059    1,059
                                                         =======  =======


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

   The accompanying notes are an integral part of these financial statemeennts.

                            PETROMINERALS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 (Dollars in thousands, except number of shares)





                                    Number of          Capital in
                                    Common             Excess of    Retained
                                    Shares    Amount   Par Value    Earnings    Total
                                  ----------  -------  ----------  ----------  -------
Balance, December 31, 1995 . . .  1,057,542   $   847  $      558  $     541   $1,946

Issuance of shares for Directors
  Compensation . . . . . . . . .      1,875         1           5          -        6
Net income . . . . . . . . . . .          -         -           -        376      376
                                  ----------  -------  ----------  ----------  -------

Balance, December 31, 1996 . . .  1,059,417       848         563        917    2,328

Net income . . . . . . . . . . .          -         -           -        (15)     (15)
                                  ----------  -------  ----------  ----------  -------

Balance, December 31, 1997 . . .  1,059,417       848         563        902    2,313

Prior period adjustment. . . . .          -         -           -         15       15
                                  ----------  -------  ----------  ----------  -------

Balance, December 31, 1997
As restated. . . . . . . . . . .  1,059,417       848         563        917    2,328

Net income . . . . . . . . . . .          -         -           -        595      595
                                  ----------  -------  ----------  ----------  -------

Balance, December 31, 1998 . . .  1,059,417       848         563      1,512    2,923

Fractional adjustments . . . . .        (13)        -           -          -        -

Net income . . . . . . . . . . .          -         -           -       (513)    (513)
                                  ----------  -------  ----------  ----------  -------

Balance, December 31, 1999 . . .  1,059,404   $   848  $      563  $     999   $2,410
                                  ==========  =======  ==========  ==========  =======


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

   The accompanying notes are an integral part of these financial statemeennts.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)






                                                           1999      1998
                                                          -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . .  $ (513)  $   595
  Adjustment to reconcile net income (loss) to net cash
    used by operating activities:
      Depreciation, depletion and amortization . . . . .       9        32
      Impairment loss. . . . . . . . . . . . . . . . . .       -       242
      Accounts receivable. . . . . . . . . . . . . . . .     (46)   (1,482)
      Loss on disposal of fixed assets . . . . . . . . .     116       107
      Other current assets . . . . . . . . . . . . . . .      21       (23)
      Inventories. . . . . . . . . . . . . . . . . . . .       -        50
      Restricted cash. . . . . . . . . . . . . . . . . .       -        15
      Accounts payable and accrued liabilities . . . . .     (16)      (66)
      Royalties payable. . . . . . . . . . . . . . . . .       -       (18)
      Prepetition liabilities. . . . . . . . . . . . . .       -       (68)
                                                          -------  --------

Net Cash Used by Operating Activities. . . . . . . . . .    (429)     (616)
                                                          -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . .    (356)     (190)
  Purchase of partnership interest . . . . . . . . . . .       -      (215)
  Proceeds from sale of assets . . . . . . . . . . . . .       5     3,685
  Notes receivable . . . . . . . . . . . . . . . . . . .     (20)       40
                                                          -------  --------

Net Cash Provided (Used) by Investing Activities . . . .    (371)    3,320
                                                          -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of bank debt. . . . . . . . . . . . . . . . .       -       (11)
                                                          -------  --------

Net increase (decrease) in cash and cash equivalents . .    (800)    2,693

Cash and cash equivalents at beginning of year . . . . .   2,928       235
                                                          -------  --------

Cash and cash equivalents at end of year . . . . . . . .  $2,128   $ 2,928
                                                          =======  ========



SUPPLEMENTAL DISCLOSURES ON CASH FLOW INFORMATION:

   Cash paid during the period for interest. . . . . . .  $    1   $     4
                                                          =======  ========


   The accompanying notes are an integral part of these financial statemeennts.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------
Business
--------

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil and natural gas within the United States and hydro-static well testing oilfield services.

Basis  of  Presentation  and  Going  Concern
--------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hydro-Test International, Inc. (Hydro-Test). All material intercompany accounts and transactions have been eliminated.

GOING  CONCERN

The consolidated financial statements are presented on a going concern basis. This basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of business operations. The Company incurred net losses from continuing operations of $397,000 and $887,000 for the years ended December 31, 1999 and 1998, respectively.

On February 2, 1998, the Company entered into an agreement with American Energy Operations, Inc. (AEO) and sold substantially all of its oil and gas operating assets to AEO effective April 1, 1998. Remaining oil and gas assets, which included primarily indirect working interests in a few of the disposed properties, have been impaired and were considered to have no economic value at December 31, 1998. However, due to the increase in the price of crude oil during 1999, these properties were estimated to have discounted net cash in flow of approximately $669,000 at December 31, 1999 as a result of the Company's latest engineering reserve report.

In 1999, the Company purchased a working interest in certain gas properties located in Carbon County, Wyoming. As of December 31, 1999, one well is considered to have proved reserves with future discounted net cash in flow of approximately $67,000 based on the Company's latest engineering reserve report. Furthermore, 2 wells are currently producing at uneconomic rates. The operator has plans to work on both wells during the 2nd quarter of 2000 to return them to economic producing rates.

With respect to the Company's subsidiary, Hydro-Test International, Inc., industry conditions caused a significant downturn in the oilfield service business in the first quarter of 1995. Because of this downturn, combined with Hydro-Test's inability to refinance its debt and obtain a working capital line, the Company adopted a formal plan to liquidate this subsidiary. This plan was abandoned, and on September 1, 1995, Hydro-Test International, Inc. commenced its voluntary reorganization case with the filing of a petition under Chapter 11 of the United States Bankruptcy Code. On May 16, 1996, the plan of reorganization was accepted by the creditors and confirmed by the United States Bankruptcy Courts for the Southern District of Texas, Houston Division. On
August 14, 1996, a final hearing took place to approve the payment of professional fees and order final payment. In July 1998, Hydro-Test ceased commercial operations and employed one person at its office in Texas.

On June 8, 1999, Hydro-Test International, Inc. filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimated that funds would be available for distribution to unsecured creditors.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Basis  of  Presentation  and  Going  Concern  (Continued)
--------------------------------------------

GOING  CONCERN  (Continued)

In late September 1999, the remaining assets of Hydro-Test, whose carrying value was approximately $121,000, were sold by the bankruptcy trustee for approximately $5,000 in cash. As of December 31, 1999, the bankruptcy proceedings remain open. As a result, the remaining prepetition liability of $448,000 has been kept on the Company's financial statements at December 31, 1999, until the bankruptcy proceedings complete.

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

Restricted  Cash
----------------

The Company has a Certificate of Deposit (CD) with a value of approximately $25,000 at December 31, 1999 and 1998 that has been recorded as restricted cash. The CD has been pledged to the Bureau of Land Management to cover environmental costs.

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

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 1998 and 1999.

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Property  and  Equipment  (Continued)
------------------------

Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The new statement requires the impairment review to be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in an impairment review of the Santa Clarita, California, and Carbon County, Wyoming, properties.

The Company adopted SFAS No. 121 in 1996. The future impairment loss on the oil and gas properties has been calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. At December 31, 1999, no oil and gas properties were considered to be impaired.

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to classifications followed for 1999. These reclassifications had no effect upon reported net income.

New  Accounting  Pronouncements
-------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000 (see SFAS 137 below for detail). Management is evaluating SFAS 123 and does not believe that adoption of the statement will have a material impact on the Company's financial statements.

NOTE  1  -  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
            --------------------------------------------------------

New  Accounting  Pronouncements  (Continued)
-------------------------------

Effective January 1999, FASB issued Statement of Financial Accounting Standard No. 134 (SFAS 134), Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise. The Company typically does not invest in mortgage-backed securities.

In February 1999, FASB issued Statement of Financial Accounting Standards No. 135 (SFAS 135), Rescission of FASB Statement No. 75 and Technical Corrections. This Statement is effective for financial statements issued for fiscal years ending after February 15, 1999. Management is evaluating SFAS 135, and does not believe that adoption of the statement will impact the Company's financial statements.

In June 1999, FASB issued Statement of Financial Accounting Standard No. 136 (SFAS 136), transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others. This Statement is effective for financial statements issued for fiscal periods beginning after December 15, 1999. Management is evaluating SFAS 136 and does not believe that adoption of the statement will have a material impact on the Company's financial statements.

During June 1999, FASB issued Statement of Financial Accounting Standard No. 137 (SFAS 137), Accounting for Derivative Instruments and hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to June 15, 2000. Management is evaluating SFAS 123 and does not believe that adoption of the statement will have a material impact on the Company's financial statements.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31, (in thousands):


                                                       1999    1998
                                                      ------  ------
At Cost

  Undeveloped properties . . . . . . . . . . . . . .  $ 342   $   -
                                                      ------  ------

Other Property and Equipment
  Furniture, fixtures and equipment. . . . . . . . .    466     451
  Accumulated depreciation related to other property
    and equipment. . . . . . . . . . . . . . . . . .   (453)   (444)
                                                      ------  ------

Net Other Property and Equipment . . . . . . . . . .     13       7
                                                      ------  ------

At Net Realizable Value:
  Oilfield service equipment . . . . . . . . . . . .      -     122
                                                      ------  ------

Property and Equipment, net. . . . . . . . . . . . .  $ 355   $ 129
                                                      ======  ======


Depreciation, depletion and amortization for the years ended December 31, 1999 and 1998 was $9,000 and $32,000, respectively.

NOTE  2  -  PROPERTY  AND  EQUIPMENT  (Continued)
            ------------------------

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

During 1998, the Company determined that the decline in estimated oil and gas reserves due to the sale of substantially all oil and gas operating assets (see
Note 5), depressed oil prices, and the Company's continuing operating losses indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121. This write-down resulted in a charge to income of $242,000, which is included in the Statement of Operations as impairment loss. The estimated fair value of these assets was determined based on an independent appraisal. No impairment occurred during 1999 as a result of the Company's latest geological reserve report obtained from the independent appraisal.


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

On June 8, 1999, Hydro-Test International, Inc. filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors.

In late September 1999, the remaining assets of Hydro-Test, whose carrying value was approximately $121,000, were sold by the bankruptcy trustee for a total of approximately $5,000 in cash. As of December 31, 1999, the bankruptcy proceedings remain open. As a result, the remaining prepetition liability of $448,000 has been kept on the Company's financial statements at December 31, 1999 until the bankruptcy proceedings complete.


NOTE  4  -  DISPOSITION/ACQUISITION  OF  ASSETS
            -----------------------------------

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

The sale was effective April 1, 1998 and the purchase price was $4,670,000, which included $3,739,000 in cash and an interest free production payment of $931,000. The production payable is to be paid in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment will be equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced.

NOTE  4  -  DISPOSITION/ACQUISITION  OF  ASSETS  (Continued)
            -----------------------------------

Sale  of  Oil  and  Gas  Operating  Assets  (Continued)
------------------------------------------

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931,000 production payment given in the exchange. Management determined that approximately 40% ($372,000) of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 were reduced by $559,000 to reflect management's revised valuation of the production payment receivable. The previously reported gain was also recalculated from June 30, 1998 to re-capitalize certain assets previously expensed. During the year ended December 31, 1999, due to increase in crude oil prices, the Company received production payments totaling $50,000, reducing the outstanding receivable to $322,000.

The Company retained interest in some of its properties. However, as discussed in Note 2, the Company's engineering report for December 31, 1998 concluded that the value of the reserves related to the remaining properties was $0. Accordingly, an impairment loss was recorded to report the remaining assets at $0

Purchase  of  Oil  and  Gas  Operating  Assets
----------------------------------------------

On September 20, 1999, the Company completed the acquisition of a 25% interest in a natural gas field in southwest Wyoming. As part of the acquisition the Company acquired a 25% interest in two producing gas wells with a current production rate of 500 mcfd per day (100 mcfd net) and committed to participate in the drilling of two additional test wells by May 2000. The acquisition also included a field-wide gas gathering system.

The Company's acquisition of the 25% interest was concluded as a participant with two other related companies (see Note 7 for detail of related party transactions), HAT, LLC and Nevadacor Energy, Inc., which together acquired 50% of Thorofare Energy, Inc.'s existing acreage position, existing wells, well operating equipment and facilities together with production and pipelines and prospective acreage acquisition in an area of interest negotiated between the parties. The Purchase and Participation Agreement provides for leasehold ownership as follows:


Petrominerals Corporation  25%
HAT, LLC. . . . . . . . .  14%
Nevadacor Energy, Inc.. .  11%



NOTE  5  -  INCOME  TAXES
            -------------

A reconciliation of the provision (benefit) for income taxes to the statutory Federal income tax rate before extraordinary items is as follows (in thousands):


                                             1999    1998
                                             -----  ------
Statutory Federal income tax (benefit). . .  $   -  $ 207
Increase (decrease) in provision resulting
  from losses without tax benefit . . . . .      -   (207)
                                             -----  ------

                                             $   -  $   -
                                             =====  ======

            -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31,:


                                                            1999      1998
                                                          --------  --------
Deferred Tax Assets:
  Net operating loss carryforwards . . . . . . . . . . .  $ 2,383   $ 2,150
  Valuation reserve for deferred tax assets. . . . . . .   (2,383)   (2,145)
                                                          --------  --------

     Net Deferred Tax Assets . . . . . . . . . . . . . .  $     -   $     5
                                                          ========  ========

Deferred Tax Liabilities:
  Tax over book depreciation, amortization and depletion  $     -   $     5
                                                          ========  --------

    Deferred Tax Liabilities, net of deferred tax assets  $     -   $     -
                                                          ========  ========


At December 31, 1999, the Company had net operating loss carryforwards of approximately $7,009,000 for Federal income tax purposes that will expire beginning in the year 2002. For financial reporting purposes, a valuation allowance of $2,383,000 has been recorded to offset the deferred tax asset related primarily to these carryforwards.


NOTE  6  -  COMMON  STOCK
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

In September 1999, the Company entered into an agreement with a key employee. Under this agreement, the Company granted stock options to purchase up to 60,000 shares of common stock to the key employee. Under the terms of the agreement, the employee can purchase 20,000 shares of common stock at a price of $3.00 per share vesting upon execution of the engagement agreement; another 20,000 shares of common stock at a price of $3.00 per share vesting in six months from the execution date of the engagement agreement; and another 20,000 shares of common stock at a price of $5.00 per share vesting in eighteen months from the execution date of the engagement agreement.

On October 5, 1999, the Board of Directors adopted a resolution to award stock options to purchase up to 20,000 shares of common stock to its employee directors, 11,000 shares of common stock to its non-employee directors, and 10,000 shares to its corporate counsel. Under the terms of the resolution of common stock. These stock options can be exercised at a price fixed to average market price of shares traded during the month of October 1999. This average price is approximately $2.72 per share.

            -------------

No stock options were exercised during the years ended December 31, 1999 and 1998.

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. All fractional interest will be rounded up to the next whole share. This stock split has been shown retroactively in the audited financial statements as of December 31, 1999 and 1998.

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 1999 and 1998 are as follows:


                               1999            1998
                           -------------  ---------------
Weighted                     Weighted
Average Shares             Income (Loss)  Average Shares   Income (Loss)
    (in thousands)           Per Share    (in thousands)     Per Share
-------------------------  -------------  ---------------  -------------
Basic
  Loss from continuing
    operations. . . . . .        (1,059)           (0.37)        (1,059)  (0.84)
                           =============                   =============

Income from discontinued
  operations. . . . . . .         (0.11)            1.40
                           -------------  ---------------

Net Income (Loss) . . . .         (0.48)            0.56
                           =============  ===============

Diluted
  Loss from continuing
    operations. . . . . .        (1,059)           (0.37)        (1,059)  (0.84)
                           =============                   =============

Income from discontinued
  operations. . . . . . .         (0.11)            1.40
                           -------------  ---------------

Net Income (Loss) . . . .         (0.48)            0.56
                           =============  ===============


(All share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).

Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.

NOTE  7  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------

During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment by the Company and payments to the Company for services were approximately $25,000 and $18,000 for 1999 and 1998, respectively.

On December 3, 1996, the Company became the general partner of Petrominerals 96-1, a newly formed limited partnership. Three directors/former directors of the Company are limited partners in Petrominerals 96-1. The Company bought out all outside interests from the limited partners for $214,755 in April 1998. The partnership assets were then sold to American Energy Operations, Inc. pursuant to the sale of the Company's oil and gas holdings effective April 1, 1998 (see
Note  5).

NOTE  7  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS  (CONT.)
            ------------------------------------------------------------
As mentioned in Note 4, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC. and Nevadacor Energy, Inc. Nevadacor who is acting as agent for Kaymor Energy, LLC (Kaymor), a Limited Liability Company controlled by Petrominerals Corporation's president, CEO and shareholder. In addition, a key employee of the Company has a minor interest in HAT, LLC.

NOTE  8  -  UNAUDITED  QUARTERLY  FINANCIAL DATA (In thousands, except per share
            ------------------------------------
amounts)

                                   First     Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter    Year
                                ---------  ---------  ---------  ---------  -------
                                    1999
                                ---------
  Revenues . . . . . . . . . .  $     58   $     76   $    128   $     91   $  353
  Costs and expenses . . . . .       137        160        222        231      750
                                ---------  ---------  ---------  ---------  -------
  Income (loss) from
    continuing operations. . .       (79)       (84)       (94)      (140)    (397)
  Discontinued operations,
    net of taxes . . . . . . .         -          -       (116)         -     (116)
                                ---------  ---------  ---------  ---------  -------

  Net income (loss). . . . . .  $    (79)  $    (84)  $   (210)  $   (140)  $ (513)
                                =========  =========  =========  =========  =======

  Net income (loss) per share.     (0.07)     (0.08)     (0.20)     (0.13)   (0.48)
                                =========  =========  =========  =========  =======



                          First     Second     Third     Fourth

                                 Quarter    Quarter    Quarter    Quarter    Year
                                ---------  ---------  ---------  ---------  -------
                                    1998
                                ---------
  Revenues . . . . . . . . . .  $    188   $    110   $    102   $     68   $  468
  Costs and expenses . . . . .       346        238        263        508    1,355
                                ---------  ---------  ---------  ---------  -------
  Income (loss) from
    continuing operations. . .      (158)      (128)      (161)      (440)    (887)
  Discontinued operations,
    net of taxes . . . . . . .         -      2,161       (476)      (203)   1,482
                                ---------  ---------  ---------  ---------  -------

  Net income (loss). . . . . .  $   (158)  $  2,033   $   (637)  $   (643)  $  595
                                =========  =========  =========  =========  =======

  Net income (loss) per share.     (0.15)      1.92      (0.60)     (0.61)  $ 0.56
                                =========  =========  =========  =========  =======


(Per share amounts have been adjusted retroactively for the effects of a one for eight reverse stock split on January 9, 1998).


NOTE  9  -  SEGMENT  INFORMATION
            --------------------

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information "SFAS 131" in 1998 which changes the way the Company reports information about its operating segments.

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

            --------------------

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1999 and 1998:

                                            Oil
                               Oilfield     Production

                                            Services    and Sales    Total
                                           ----------  -----------  -------
Year Ended December 31, 1999

Revenue from external customers . . . . .  $       -   $      277   $  277
                                           ==========  ===========  =======
Interest revenue. . . . . . . . . . . . .  $       -   $      117   $  117
                                           ==========  ===========  =======
Interest expense. . . . . . . . . . . . .  $       -   $        1   $    1
                                           ==========  ===========  =======
Expenditures for segment assets . . . . .  $       -   $      342   $  342
                                           ==========  ===========  =======
Depreciation, depletion and amortization.  $       -   $        9   $    9
                                           ==========  ===========  =======
Lease impairment. . . . . . . . . . . . .  $       -   $        -   $    -
                                           ==========  ===========  =======

Total Assets (net of intercompany items).  $       7   $    3,023   $3,030
                                           ==========  ===========  =======
Loss from continuing operations . . . . .  $       -   $     (397)  $ (397)
                                           ==========  ===========  =======
Loss from discontinued operations . . . .  $    (116)  $        -   $ (116)
                                           ==========  ===========  =======

Net Loss. . . . . . . . . . . . . . . . .  $    (116)  $     (397)  $ (513)
                                           ==========  ===========  =======



                                            Oil
                               Oilfield     Production

                                            Services    and Sales    Total
                                           ----------  -----------  -------
Year Ended December 31, 1998

Revenue from external customers . . . . .  $      68   $      400   $  468
                                           ==========  ===========  =======
Interest revenue. . . . . . . . . . . . .  $       -   $      122   $  122
                                           ==========  ===========  =======
Interest expense. . . . . . . . . . . . .  $       1   $        3   $    4
                                           ==========  ===========  =======
Expenditures for segment assets . . . . .  $       -   $      405   $  405
                                           ==========  ===========  =======
Depreciation, depletion and amortization.  $       1   $       31   $   32
                                           ==========  ===========  =======
Lease impairment. . . . . . . . . . . . .  $       -   $      242   $  242
                                           ==========  ===========  =======

Total Assets (net of intercompany items).  $     125   $    3,434   $3,559
                                           ==========  ===========  =======
(Loss) from continuing operations . . . .  $     (67)  $     (820)  $ (887)
                                           ==========  ===========  =======
Income from discontinued operations . . .  $       -   $    1,482   $1,482
                                           ==========  ===========  =======

Net Income (Loss) . . . . . . . . . . . .  $     (67)  $      662   $  595
                                           ==========  ===========  =======


Effective April 1, 1998, the Company disposed of its oil production segment by sale to an unaffiliated third party.


NOTE  10  -  ENVIRONMENTAL  MATTERS
             ----------------------

Monterey  Park,  California
---------------------------

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

             ----------------------

Monterey  Park,  California  (Continued)
---------------------------

Management continues to gather information related to this matter. Based upon information available to it at this time, management believes that the Company (through its predecessors, Century Oil Corporation) disposed of drilling mud and water at the OII waste disposal site at various times from 1975 to 1977. The Company contends that any drilling mud and wastewater disposed of by the Company (or its predecessor) does not contribute to the problem at the OII site. Although the ultimate impact of the resolution of this contingency is unknown, management believes that this matter will not have a material adverse effect on the financial position of the Company.

Santa  Barbara,  California
---------------------------

On February 7, 2000, the Environmental Protection Agency (EPA) advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable for certain costs associated with site cleanup.

Records supplied by the EPA indicate that the Company disposed of allowable, non-hazardous drilling mud and other oil field fluids at the site at various times between 1980 and 1985. Based upon a preliminary analysis of the EPA records, it appears that the Company's disposal activities at the site were conducted in compliance with applicable EPA regulations.

The Company's disposal activities at the site were conducted in compliance with applicable EPA regulations.

The  Company's  financial  exposure,  if any, cannot be determined at this time.


NOTE  11  -  CONTINGENCIES
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


NOTE  12  -  CONCENTRATION  OF  BUSINESS  AND  CREDIT  RISK
             ----------------------------------------------

The Company sold substantially all of its oil and gas to Texaco Trading and Transportation, Inc. (Texaco). In fiscal year 1999 and 1998, revenue from the sale to Texaco was more than 50% of the Company's gross revenue from continuing operations.

The Company maintains most cash and cash equivalents in short-term (less than 30 days) commercial paper managed by Union Bank of California which does not have Federal Insurance or collaterals to secure the balance. At December 31, 1999 and 1998, unsecured cash and cash equivalents were $1,900,000 and $2,775,000, respectively.

NOTE  13  -  BANKRUPTCY  LIQUIDATION
             -----------------------

As mentioned in Note 1, the Company's wholly owned subsidiary, Hydro-Test International, Inc., filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas on June 8, 1999. The creditor's meeting was held in July 1999. None of Hydro-Test's creditors attended the meeting. In its Chapter 7 petition, Hydro-Test indicated that it estimates funds will be available for distribution to unsecured creditors. As of December 31, 1999 the petition remains open.

In late September 1999, the remaining assets of Hydro-Test, whose carrying value was approximately $121,000, were sold by the bankruptcy trustee for cash. The assets were sold for approximately $5,000 in cash and remaining carrying value was expensed as of December 31, 1999.

Because the petition remains open, the remaining prepetition liability of $448,000 has been kept on the Company's financial statements. If upon the settlement of the liquidation, the remaining prepetition liability has not been pursued by creditors, the Company will recognize the appropriate gain.


NOTE  14  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            --------------------------------------------------------------------

Results  of  Operations
-----------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):


                                                              1999    1998
                                                              -----  ------
Produced oil and gas sales . . . . . . . . . . . . . . . . .  $ 236  $ 255
Less:
  Operating expenses . . . . . . . . . . . . . . . . . . . .    215    402
  Depreciation, depletion and amortization . . . . . . . . .      9     31
                                                              -----  ------

Results of operations from oil and gas producing activities, excluding corporate overhead and interest costs. . . . . .  $  12  $(178)
                                                              =====  ======


No  development  or  property  acquisition  costs were incurred in 1997 or 1998.

Estimated  Quantities  of  Oil  and  Gas  Reserves
--------------------------------------------------

The following table presents the Company's estimates of its proved oil equivalent (in thousands of barrels equivalent*) reserves, which are all located in the United States. All reserve estimates have been prepared by independent petroleum engineers. The Company emphasizes that reserve estimates are inherently imprecise and are expected to change as future information becomes available. Estimates of its proved oil reserves for the years ended December 31, are as follows:


                                                    1999    1998
                                                   ------  ------
Proved developed and undeveloped reserves: (Mboe)
  Beginning of period . . . . . . . . . . . . . .  $   -   $ 871
  Purchase of minerals in place . . . . . . . . .     14       -
  Revision of previous estimates. . . . . . . . .    155       -
  Production. . . . . . . . . . . . . . . . . . .    (22)    (47)
  Sale of minerals in place . . . . . . . . . . .      -    (824)
                                                   ------  ------

End of period . . . . . . . . . . . . . . . . . .    147       -

Proved developed reserves:
  Beginning of period . . . . . . . . . . . . . .      -     871
  End of period . . . . . . . . . . . . . . . . .    147       -


*  (Six  mcf  of  natural  gas  has  been converted to one barrel of crude oil).

NOTE  14  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            --------------------------------------------------------------------
                  (Continued)

Discounted  Future  Net  Cash  Flows  Relating  to  Proved  Oil and Gas Reserves
--------------------------------------------------------------------------------

A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 1999 and 1998. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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


                                                            1999    1998
                                                          --------  -----
Future cash inflows. . . . . . . . . . . . . . . . . . .  $ 3,159   $   -
Future production and development costs. . . . . . . . .   (2,022)      -
                                                          --------  -----

Future net cash flows. . . . . . . . . . . . . . . . . .    1,137       -
10% annual discount for estimated timing of cash flows .      401       -
                                                          --------  -----

Standardized measure of discounted future net cash flows  $   736   $   -
                                                          ========  =====


Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):


                                                 1999      1998
                                               --------  --------
Sales and transfers of oil and gas produced,
  net of production cost. . . . . . . . . . .  $  (236)  $   131
Net changes in prices and production costs,
  based on beginning of year barrels. . . . .   (2,022)        -
Revisions to previous estimates . . . . . . .    3,224         -
Accretion of discount . . . . . . . . . . . .     (400)        -
Sale of minerals in place . . . . . . . . . .        -    (4,968)
Other . . . . . . . . . . . . . . . . . . . .      170         -
                                               --------  --------

Net Increase (Decrease) . . . . . . . . . . .  $   736   $(4,837)
                                               ========  ========

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            --------------------------------------------------------------------
              FINANCIAL  DISCLOSURE
              ---------------------

None.

                                    PART III


ITEM  9  -  DIRECTORS,  EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE
            --------------------------------------------------------------------
              SECURITIES  EXCHANGE  ACT  OF  1934
              -----------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:


                                     Year Named to
                               Name  Position with Company     Present Position
-----------------------------------  ------------------------  ----------------
                                     President, Chief
                                     Executive Officer, Chief
                                     Financial Officer and
Morris V. Hodges* . . . . . . . . .  Director                              1998
Everett L. Hodges** . . . . . . . .  Secretary and Treasurer               1998


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


MORRIS V. HODGES   65  Director  1979
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


EVERETT L. HODGES   67  Director  1979
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

ITEM  9  -  DIRECTORS,  EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE
            --------------------------------------------------------------------
              SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
              -----------------------------------

Biographical  Information  (Continued)
-------------------------



WILLIAM N. HAGLER   67  Director  1998
-----------------


Mr. William N. Hagler is Chairman of the Board of Directors, CEO and President of Intermountain Refining Co., Inc., a company he founded in 1984. Intermountain Refining is or has been engaged in petroleum refining and marketing, co-generation of electric power and natural gas production. Since 1955, Mr. Hagler has been continuously employed in various phases of the petroleum industry with Exxon, Cities Service Oil Company, Riffe Petroleum Company, Plateau, Inc., and Unico, Inc., a company he founded in 1979. Mr. Hagler is a director of Consolidated Oil and Transportation Company. In addition, he is a President of Red Hills Manufacturing Company and Hagler Oil and Gas Company. Mr. Hagler serves on the Public Utility Commission for the City of Farmington, New Mexico. Mr. Hagler currently sits on the audit committee.


JOHN C. MCMAHON   53  Director  1999
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

Standing  Committees  and  Meetings  of  the  Board  of  Directors
------------------------------------------------------------------

STANDING  COMMITTEES

The  Company  has certain standing committees, each of which is described below:

Ad-Hoc  Committee - This committee consists of Messrs. Morris Hodges and William
-----------------
Hagler. This committee evaluates proposed acquisitions, mergers or other pertinent negotiations which may come before the Board. This committee held no meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Ad-Hoc Committee membership.

Audit  Committee  -  This  committee  consists  of Mr. William Hagler. The Audit
----------------
Committee  is  responsible  for  reviewing  the scope and procedures of internal
-----
auditing  work,  the  results  of independent audits, the accounting policies of
----
management, and recommends to the Board the appointment of the Company's outside
---
auditors. This committee did not hold any meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE  AT  BOARD  MEETINGS

During the last fiscal year, the Board of Directors of the Company held three regular meetings and two special meeting. Attendance at such meetings of the Board was 100%.


ITEM  10  -  EXECUTIVE  COMPENSATION
             -----------------------

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 1999, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

             -----------------------

SUMMARY  ANNUAL  COMPENSATION  TABLE


                                                          Year  Salary
                                                          ----  -------
Morris V. Hodges, President, Chief Executive Officer and
  Chief Financial Officer. . . . . . . . . . . . . . . .  1999  $42,000


Mr. Hodges was appointed Chairman, President, Chief Executive Officer, and Chief Financial Officer of Petrominerals Corporation on December 30, 1998.

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

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 1999, each of the three non-employee directors who held office were paid $350 per month for the first 10 months and $750 per month for the last two months for a total of $13,150. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.


ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND  MANAGEMENT
             ------------------------------------------------------------

The following table lists the beneficial ownership, as of February 24, 1999, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings, Company records or information supplied by the persons named in the table.


                                      Amount and Nature of
Name and Address of Beneficial Owner  Beneficial Ownership   Percent of Class
------------------------------------  ---------------------  -----------------
Everett L. Hodges. . . . . . . . . .         88,060     (2)              8.31%
Morris V. Hodges . . . . . . . . . .        100,687     (3)              9.50%
                                      ---------------------  -----------------

                                            188,747     (1)             17.81%
                                      =====================  =================


(1)     All  directors  and officers, as a group, including persons named above.

ITEM  11  -  SECURITY  OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT (Continued)
             -------------------------------------------------------

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

(3) The 100,687 shares beneficially held by Morris V. Hodges include 714 shares held of record jointly in the Morris V. Hodges and Kathryn M. Hodges Trust, and 1,050 shares held directly by Morris V. Hodges. This amount also includes 10,398 shares held of record by Sunset Pipeline and Terminalling, Inc., a company controlled by Mr. Hodges, and 88,525 shares held by the adult children of Morris V. Hodges and Kathryn M. Hodges for the benefit of the children and their grandchildren. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

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

ITEM  11  -  SECURITY  OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT (Continued)
             -------------------------------------------------------

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

REPORTABLE  TRANSACTIONS

To the knowledge of the Company, as of March 21, 1999, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 1999 and 1998.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

As mentioned in Note 4, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor who is acting as agent for Kaymor Energy, LLC (Kaymor), a Limited Liability Company controlled by Petrominerals Corporation's president, CEO and shareholder. In addition, a key employee of the Company has a minor interest in HAT, LLC.

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

                                     ------
                                     PART IV
                                     -------


ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K
             -------------------------------------------------------------------



                                                                                Page(s)
                                                                                -------
A.  LIST OF DOCUMENTS
------------------------------------------------------------------------------

      1.  Report of Brown Armstrong Randall Reyes Paulden & McCown
             Independent Auditor's Report. . . . . . . . . . . . . . . . . . .       14
           Consolidated Balance Sheets at December 31, 1999 and 1998 . . . . .    15-16
           Consolidated Statements of Operations for the Years Ended
             December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .       17
           Consolidated Statements of Shareholders' Equity for the Years Ended
             December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .       18
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .       19
           Notes to Consolidated Financial Statements. . . . . . . . . . . . .    20-32
      2.  Financial Statement Schedules
------------------------------------------------------------------------------

           The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.
           Schedules for the Years Ended December 31, 1999 and 1998:

           Schedule II - Valuation, Qualifying Accounts and Reserves . . . . .       42

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
                ON  FORM  8-K  (Continued)
                -------------

3.     Reports  on  Form  8-K
       ----------------------

     A statement on the eight-for-one reverse split of the Company's common stock was filed on January 22, 1998, on Form 8-K.
     A statement on the proposed sale of the oilfield properties was filed on February 4, 1998, on Form 8-K.
     A statement on the sale of the oilfield properties was filed on May 21, 1998, on Form 8-K.

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

                            PETROMINERALS CORPORATION
            SCHEDULE II - VALUATION, QUALIFYING ACCOUNTS AND RESERVES
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)





                       Balance at     (Recoveries)     Balance at
                          Beginning     Charged to     End of

                                                 of Period      Income     Period
                                               -------------  -----------  -------
Valuation allowance on oil and gas properties
        1999. . . . . . . . . . . . . . . . .  $           -  $         -  $     -
                                               =============  ===========  =======

        1998. . . . . . . . . . . . . . . . .  $      10,963  $    10,963  $     -
                                               =============  ===========  =======

  Balance at. . . . . . . . . . . . . . . . .   (Recoveries)  Balance at
  Beginning . . . . . . . . . . . . . . . . .  Charged to     End of
    of Period . . . . . . . . . . . . . . . .  Income         Period
---------------------------------------------  -------------  -----------
Allowance for doubtful receivable
        1999. . . . . . . . . . . . . . . . .  $           -  $         -  $     -
                                               =============  ===========  =======

        1998. . . . . . . . . . . . . . . . .  $          29  $        29  $     -
                                               =============  ===========  =======

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


  By: /s/Morris V. Hodges
-------------------------------------------
         Morris V. Hodges
         President, Chief Executive Officer
Dated:. . . . . . . . . . . . . . . . . . .  Chief Financial Officer, and Director

  By: /s/ Everett L. Hodges
-------------------------------------------
Dated:. . . . . . . . . . . . . . . . . . .  Everett L. Hodges, Director

  By: /s/ William N. Hagler
-------------------------------------------
Dated:. . . . . . . . . . . . . . . . . . .  William N. Hagler, Director


                                    EXHIBITS

EXHIBIT  21


SUBSIDIARIES  OF  THE  REGISTRANT

1.     Hydro-Test  International,  Inc.