Form 10QSB
period 2000-03-31
PETROMINERALS CORP
filed 2000-05-15
CIK 77952

PETROMINERALS CORPORATION

                                   FORM 10-QSB

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000

To  the  Board  of  Directors
Petrominerals  Corporation


We have performed a review of the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware Corporation) and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three and nine months then ended.

Our review was performed in accordance with standards for such reviews promulgated by the American Institute of Certified Public Accountants and, accordingly, consisted principally of obtaining an understanding, by inquiries, of the accounting system for preparation of interim financial information; and making inquiries of and evaluating responses from certain officials of the Company who have responsibility for financial and accounting matters.

Because our review did not constitute an examination made in accordance with generally accepted auditing standards, we express no opinion on the balance sheets, statements of operations and statements of cash flows.

In connection with our review no matters came to our attention that we believe should be reported to you. Had we performed additional procedures or had we made an examination of the balance sheet, statements of operations and statements of cash flows in accordance with generally accepted auditing standards, other matters might have come to our attention that would have been reported to you.

This report is solely for the information of the board of directors and management and is not to be quoted in documents setting forth the unaudited interim financial information or in any other document available to the public.

BROWN  ARMSTRONG  RANDALL
REYES  PAULDEN  &  McCOWN
ACCOUNTANCY  CORPORATION


Bakersfield,  California
May  15,  2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  March  31,  2000

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

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at March 31, 2000 was 1,059,417.

                            PETROMINERALS CORPORATION

                                      INDEX




                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
Consolidated Balance Sheets March 31, 2000 and
December 31, 1999 .. . . . . . . . . . . . . . . . . . . . . . . . .     1
Consolidated Statements of Operations for the three months
 ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . .     3
Consolidated Statements of Cash Flows for the three months ended
 March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . .     4
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition
 Condition and Results of Operations . . . . . . . . . . . . . . . .     6

PART II - OTHER INFORMATION

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)


                                     ASSETS


                                             March   December
                                               31,     31,
                                              2000    1999
                                             ------  ------
Current Assets
  Cash and cash equivalents . . . . . . . .  $2,082  $2,128
 Accounts receivable, net . . . . . . . . .      68      54
 Prepaid expenses . . . . . . . . . . . . .      25      31
                                             ------  ------

  Total Current Assets. . . . . . . . . . .   2,175   2,213

Restricted Cash . . . . . . . . . . . . . .      25      25

Property and Equipment, net (including oil
 and gas properties accounted for on the
 successful efforts method) . . . . . . . .     373     355

Notes Receivable and Other Assets . . . . .     352     437
                                             ------  ------

  Total Assets. . . . . . . . . . . . . . .  $2,925  $3,030
                                             ======  ======

1
          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March   December
                                                  31,     31,
                                                 2000    1999
                                                ------  ------
Current Liabilities
  Accounts payable . . . . . . . . . . . . . .  $  145  $  157
 Accrued liabilities . . . . . . . . . . . . .       4       4
 Royalties payable . . . . . . . . . . . . . .      11      11
                                                ------  ------

  Total Current Liabilities. . . . . . . . . .     160     172

Prepetition liabilities. . . . . . . . . . . .     448     448
                                                ------  ------

  Total Liabilities. . . . . . . . . . . . . .     608     620
                                                ------  ------

Stockholders' Equity
 Preferred stock:
 $.10 par value, 2,900,000 shares authorized;
 no shares issued and outstanding. . . . . . .       -       -
 Common stock:
 $.80 par value, 20,000,000 shares authorized;
 1,059,417 shares issued and outstanding at
 March 31, 2000 and December 31, 1999,
 respectively. . . . . . . . . . . . . . . . .     848     848

Capital in Excess of Par Value . . . . . . . .     563     563

Retained Earnings. . . . . . . . . . . . . . .     906     999
                                                ------  ------

  Total Stockholders' Equity . . . . . . . . .   2,317   2,410
                                                ------  ------

  Total Liabilities and Stockholders' Equity .  $2,925  $3,030
                                                ======  ======



2
          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              For the Three Months

                                                  Ended March 31
                                                 ----------------
                                                  2000         1999
                                            ----------------  -------
REVENUES
 Oil and gas . . . . . . . . . . . . . . .  $            90   $   30
 Other income. . . . . . . . . . . . . . .               26       28
                                            ----------------  -------

 Total Revenues. . . . . . . . . . . . . .              116       58
                                            ----------------  -------

COSTS AND EXPENSES
 Oilfield services . . . . . . . . . . . .                -       10
   Oil and gas . . . . . . . . . . . . . .               84       40
 Depreciation, depletion and amortization.                1        1
 General and administrative. . . . . . . .              120       80
 Interest. . . . . . . . . . . . . . . . .                -        1
 Other expense . . . . . . . . . . . . . .                4        5
                                            ----------------  -------

 Total Costs and Expenses. . . . . . . . .              209      137
                                            ----------------  -------

Net Loss . . . . . . . . . . . . . . . . .              (93)     (79)
                                            ================  =======


Net loss per share . . . . . . . . . . . .  $          (.09)  $ (.07)
                                            ================  =======


Weighted Average Common Shares Outstanding            1,059    1,059
                                            ================  =======



3
          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                            For the Three Months
                                                               Ended March 31,
                                                          ------------------------
                                                                2000             1999
                                                      ------------------------  -------
Cash Flows from Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . .  $                   (93)  $  (79)
  Adjustments to reconcile net loss
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . .                        1        1
      Changes in operating working capital:
        (Increase) decrease in accounts receivable .                      (14)       6
        (Increase) decrease in prepaid . . . . . . .                        6       11
        (Decrease) increase in accounts payable. . .                      (12)     (15)
        (Decrease) increase in accrued liabilities .                        -      (38)
                                                      ------------------------  -------

Net Cash Used by Operating Activities. . . . . . . .                     (112)    (114)
                                                      ------------------------  -------

Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . .                      (19)       -
  Collection from notes receivable . . . . . . . . .                       85        -
                                                      ------------------------  -------

Net Cash Provided (Used) by Investing Activities . .                       66        -
                                                      ------------------------  -------


Net (Decrease) Increase in Cash and Cash Equivalents                      (46)    (114)

Cash and Cash Equivalents at beginning of period . .                    2,153    2,953
                                                      ------------------------  -------

Cash and Cash Equivalents at end of period . . . . .  $                 2,107   $2,839
                                                      ========================  =======



4
          See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 financial statements to conform to the presentation used in 2000.


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
           ---------------------------------------------------------------------
           OF  OPERATIONS
           -------------


FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. As a result of the higher commodity prices, net cashflow increased from a negative cash flow of approximately $114,000 for the first three months of 1999 to a negative cash flow of approximately $46,000 for the same period in 2000. The current low level of cashflow is mainly resulting from normal general and administrative costs while the company continues to review acquisition and merger opportunities.

Three  months ended March 31, 2000 as compared with the three months ended March
--------------------------------------------------------------------------------
31,  1999
---------

With oil prices in the first quarter of 2000 nearly double of those received in the first quarter of 1999 and the addition of the Wyoming properties, the company has recorded revenues of $116,000 for the three months ended March 31, 2000 versus $58,000 for the same period in 1999. Net realized oil prices increased from $8.29 per barrel for the three months ended March 31, 1999 to $24.66 for the same period in 2000. Operating expenses were $84,000 for the three months ended March 31, 2000 versus $40,000 for the same period in 1999. With the addition of a new officer to implement the company's growth strategy, general and administrative expenses increased to $120,000 for the three months ended March 31, 2000 versus $80,000 for the same period in 1999. As a result, a net loss increased from $79,000 for the first three months of 1999 to $93,000 for the same period in 2000.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties.

------
Wyoming  Venture
----------------

On September 20, 1999 the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming. Current production from the two active gas wells is 300 thousand cubic feet per day (65 mcfd net). The company participated in the drilling of a gas well in the 3rd quarter of 1999 and that well was completed in a Lewis Sandstone interval. Due to completion problems, that well is currently in the process of being recompleted to an Upper Fort Union or Wasatch sand interval. The company has plans to drill one additional well in the 3d quarter of this year. That well will target the Lewis Sandstone but will also collect gas content information on the Fort Union coal. This information will allow the company to complete its reservoir analysis on the coalbed methane potential for its acreage.

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field.
Current net production from the --13 active wells on these leases is approximately 48 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

In addition to the retained working interest, the company reserved a production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first quarter averaged $21.6 per barrel. Revenue from this note was approximately $85,000 and is reflected in the consolidated statements of cashflows as a reduction of Notes receivable.

Hillcrest  Beverly  Oil  Corporation  Acquisition
-------------------------------------------------

On March 10, 2000, the company signed a non-binding letter of intent to purchase 100% of the outstanding stock of Hillcrest Beverly Oil Corporation (HBOC) from a private Nevada corporation. HBOC operates 2 drillsites in West Los Angeles that have daily production of approximately 400 bbls of oil, 90 bbls of natural gas liquids and 340 mcf (300 bopd, 90 bnglpd and 290 mcfd net) from 16 active wells. The company also operates a gas plant that processes 1.8 mmcfd. Net proven reserves are estimated at 2.6 million barrels of oil and liquids and 3,100 mmcf of gas. The company has identified several undeveloped locations and expects to initiate drilling operations in the 2nd or 3rd quarter of 2000.

Petrominerals has initiated negotiations regarding the binding stock purchase agreement as well as its due diligence process. The company has also initiated discussions with lending institutions to fund the acquisition. The company expects the transaction to close during the 2nd quarter of 2000.

PART  II  -  OTHER  INFORMATION

ITEM  1.
LEGAL  PROCEEDINGS
------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


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