Form 10QSB
period 2000-06-30
PETROMINERALS CORP
filed 2000-08-14
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  June  30,  2000

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  ACT  OF  1934
     For  the  transition  period  from  to.

                           Commission File No. 1-6336
                                --------------------------

                            Petrominerals Corporation
                                -------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                      No. 95-2573652
  --------------                                   --------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or  organization)

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

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at June 30, 2000 was 1,059,417.

                PETROMINERALS CORPORATION

                                      INDEX





                                                                                                                   Page
                                                                                                                   ------

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
Consolidated Balance Sheets June 30, 2000 and December 31, 1999. . .       4
Consolidated Statements of Operations for the three and six months
 ended June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Consolidated Statements of Cash Flows for the six months ended
 June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .       8

Item 2.  Management's Discussion and Analysis of Financial Condition
 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .      11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)





                                     ASSETS


                                                           June 30, 2000   December 31, 1999
                                                           --------------       ------------------

Current Assets
  Cash and cash equivalents . . . . . . . $        1,825       $            2,128
  Accounts receivable, net. . . . . . . . .               62                           54
  Prepaid expenses. . . . . . . . . . . . .                   22                          31
                                                                --------------  ------------------

  Total Current Assets. . . . . . . . . .   .           1,909                     2,213

Restricted Cash . . . . . . . . . . . . . .                     25                          25

Property and Equipment, net (including oil
  and gas properties accounted for on the
 successful efforts method) . . . . . . . .             524                        355

Notes Receivable and Other Assets . . . .         284                       437
                                                                 --------------  ------------------

  Total Assets. . . . . . . . . . . . . . .          $        2,742      $           3,030
                                                            =========== =============


            See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                               June 30, 2000   December 31, 1999
                                                               -----------------  ------------------

Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $               76    $              157
  Accrued liabilities . . . . . . . . . . . . . .                       4                       4
  Royalties payable . . . . . . . . . . . . . . .                    11                     11
                                                               -----------------   ------------------

    Total Current Liabilities . . . . . . . . . .                  91                  172

Prepetition Liabilities . . . . . . . . . . . . .                  448                  448
                                                                ----------------    ------------------

  Total Liabilities . . . . . . . . . . . . . . .                     539                   620
                                                                ----------------    ------------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding. . . . . . .               -                       -
  Common stock:
    $.08 par value, 20,000,000 shares authorized;
    1,059,417 shares issued and outstanding at
    June 30, 2000 and December 31, 1999,
 respectively . . . . . . . . . . . . . . . . . .                        848                   848

Capital in Excess of Par Value. . . . . . . . . .             563                  563

Retained Earnings . . . . . . . . . . . . . . . .                    792                 999
                                                                    ---------------   ------------------

  Total Stockholders' Equity. . . . . . . . . . .             2,203               2,410
                                                                    ---------------   ------------------

  Total Liabilities and Stockholders'
    Equity. . .                                                $        2,742    $           3,030
                                                                   =========   ============



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)






                              For the Three Months Ended                        For the Six Months Ended
                                              June 30,                                                       June 30,
                              ----------------------------  --------------------------
                                                2000                           1999            2000      1999
                              ----------------------------  --------------------------  -------  -------

Revenues
  Oil and gas. . . . . . . .  $                        82   $                      48   $  172   $    78
  Other income . . . . . . .                          41                           28        67         56
                              ----------------------------  --------------------------  -------  -------

Total Revenues . . . . . . .                       123                           76       239      134
                              ----------------------------  --------------------------  -------  -------

Costs and Expenses
  Oilfield services. . . . .                            -                               6           -         15
  Oil and gas. . . . . . . .                          114                            64        198      104
  Depreciation, depletion
    and amortization . . . .                           1                              1            2          2
  General and administrative                 119                            88        239      168
  Interest . . . . . . . . .                                  -                               -             -          1
  Other expense. . . . . . .                            3                              1            7          7
                              ----------------------------  --------------------------  -------  -------

Total Costs and Expenses . .                  237                         160        446      297
                              ----------------------------  --------------------------  -------  -------

Net Loss . . . . . . . $                             (114)  $                     (84)  $ (207)  $ (163)
                              =================   =============  =====  =====

Net loss per share  $                           (0.11)  $                   (0.08) $(0.20)  $(0.15)
                               =================  =============  =====   =====

Weighted average common
  shares outstanding . . . .                   1,059                       1,059     1,059    1,059
                              =================   ============    =====   =====



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)






                                                                        For the Six Months Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                                    2000              1999
                                                                      --------------------------  -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . .                  $                    (207)  $ (163)
  Adjustments to reconcile net loss
   to net cash used from operating activities:
    Depreciation, depletion and amortization . .                          2           2
    Changes in operating working capital:
    (Increase) Decrease in accounts receivable .                         (8)         6
    (Increase) Decrease in prepaid . . . . . . .                                 9         20
    (Decrease) Increase in accounts payable. . .                        (81)      (53)
    (Decrease) Increase in accrued liabilities .                              -       (39)
                                                                       --------------------------  -------

Net Cash Used by Operating Activities. . . . . .                      (285)    (227)
                                                                      --------------------------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . .                                   (171)     (15)
  Collection from notes receivable . . . . . . .                             153          -
                                                                      --------------------------  -------

Net Cash Used by Investing Activities. . . . . .                        (18)     (15)
                                                                      --------------------------  -------

Net Decrease in Cash and Cash Equivalents.                       (303)    (242)

Cash and Cash Equivalents at beginning of period             2,153    2,953
                                                                      -------------------------  -------

Cash and Cash Equivalents at end of period $                    1,850   $2,711
                                                                       ==============  =====



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                               JUNE 30, 2000 AND 1999
                                        (Unaudited)




NOTE  1  -  BASIS  OF  PRESENTATION
                    -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

ITEM  2  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                   ----------------------------------------------------
                  CONDITION  AND  RESULTS  OF  OPERATIONS
                   ---------------------------------------

FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. As a result of the increased administrative costs associated with business development activities and several field maintenance projects, net cash flow decreased from a negative cash flow of approximately $242,000 for the first six months of 1999 to a negative cash flow of approximately $303,000 for the same period in 2000. The current low level of cash flow is mainly resulting from normal general and administrative costs while the company continues to review acquisition and merger opportunities.

Six  months  ended  June 30, 2000 as compared with the six months ended June 30,
--------------------------------------------------------------------------------
1999
----

With oil prices in the first half of 2000 nearly double of those received in the first half of 1999 and the addition of the Wyoming properties, the company has recorded revenues of $239,000 for the six months ended June 30, 2000 versus
$134,000 for the same period in 1999. Net realized oil prices increased from $10.51 per barrel for the six months ended June 30, 1999 to $25.11 for the same period in 2000. Due to remedial work on both the Wyoming and California properties, operating expenses increased to $198,000 for the six months ended June 30, 2000 versus $104,000 for the same period in 1999. With the addition of a new officer to implement the company's growth strategy, general and administrative expenses increased to $239,000 for the six months ended June 30, 2000 versus $168,000 for the same period in 1999. As a result, a net loss increased from $163,000 for the first six months of 1999 to $207,000 for the same period in 2000.

BUSINESS  REVIEW
----------------

Oil  and  Gas  Segment
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. During the first six months of 2000, management reviewed merger alternatives as well as focusing efforts to utilize its cash balance for the acquisition of additional oil and gas producing properties. However, with the termination of the Hillcrest Beverly transaction (see below), management plans to refocus its efforts on locating an appropriate merger candidate that would bring the critical mass of assets necessary to successfully compete as a independent producer.

------
Wyoming  Venture
----------------

On September 20, 1999 the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming. Current production from the two active gas wells is 300 thousand cubic feet per day (65 mcfd net). The company participated in the drilling of a gas well in the 3rd quarter of 1999 and that well was completed in a Lewis Sandstone interval in the first quarter of 2000. Due to completion problems, that well was recompleted to an Upper Fort Union sand interval. As of June 30 2000, this well was shut-in due to excessive water production. The operator plans to test either the Ft. Union coal or Wasatch sand during the third quarter. The company has drilled an additional well in the 2nd quarter of this year. That well was completed in the Wasatch and is expected to be brought on production early in the third quarter. As discussed in the first quarter 2000 10Qsb, the company is continuing its evaluation of the potential for a coalbed methane development project on its acreage. The company expects to complete its research during the third quarter 2000.

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field.
Current net production from the --13 active wells on these leases is approximately 45 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

In addition to the retained working interest, the company reserved a production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first half averaged $29.75 per barrel. Revenue from this note was approximately $153,000 and is reflected in the consolidated statements of cashflows as a reduction of Notes receivable.

Hillcrest  Beverly  Oil  Corporation  Acquisition
-------------------------------------------------

On March 10, 2000, the company signed a non-binding letter of intent to purchase 100% of the outstanding stock of Hillcrest Beverly Oil Corporation (HBOC) from a private Nevada corporation. Subsequent to the end of the second quarter, the company notified the seller that it would not continue its pursuit of this acquisition because the seller was unable to fulfill certain obligations and representations.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
                       -----------------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the following.

An  action  was  filed  against  the Company in California, along with Morris V.
Hodges, Daniel H. Silverman, Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest Beverly Oil Corporation("HBOC"), as defendants by Sole Energy Company("Sole") as plaintiff. The complaint alleges that the defendants interfered with Sole's contractual relationship and prospective economic advantage. This matter has issued out of a prior letter of intent negotiation between Sole and Nevadacor and is currently the subject of settlement discussions between HBOC, Nevadacor and Sole. As Company has terminated its efforts to purchase the stock of HBOC, and as the allegations against Company and Daniel H. Silverman have no substance or merit, Company counsel expects dismissal of both defendants as a part of the negotiations between Sole and Nevadacor.

Company management, based on the information available to them, believes that the amount of liability, if any, with the respect to this action would not materially affect the financial position of the Company or its results of operation.


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

                            PETROMINERALS CORPORATION
                            -------------------------
                                  (Registrant)



                              /s/ Morris V. Hodges
                              --------------------
                                Morris V. Hodges
                    President, CEO & Chief Financial Officer