Form 10QSB
period 2000-09-30
PETROMINERALS CORP
filed 2000-11-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C.  20549

                 FORM 10-QSB

(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  2000

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

                                [  ]         [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at September 30, 2000 was 1,059,404.

                              PETROMINERALS CORPORATION

                                      INDEX

                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements
Consolidated Balance Sheets September 30, 2000 and December 31, 1999     1
Consolidated Statements of Operations for the three and nine months
 ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . . .     3
Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . .     4
Notes to Consolidated Financial Statements . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial Condition
 Condition and Results of Operations . . . . . . . . . . . . . . . .     6

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)





                                     ASSETS



                                             September 30, 2000   December 31, 1999
                                             -------------------  ------------------
Current Assets
  Cash and cash equivalents . . . . . . . .  $             1,727  $            2,128
  Accounts receivable, net. . . . . . . . .                   78                  54
  Prepaid expenses. . . . . . . . . . . . .                   10                  31
                                             -------------------  ------------------

  Total Current Assets. . . . . . . . . . .                1,815               2,213

Restricted Cash . . . . . . . . . . . . . .                   25                  25

Property and Equipment, net (including oil
  and gas properties accounted for on the
 successful efforts method) . . . . . . . .                  668                 355

Notes Receivable and Other Assets . . . . .                   76                 437
                                             -------------------  ------------------

  Total Assets. . . . . . . . . . . . . . .  $             2,584  $            3,030
                                             ===================  ==================



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                   September 30, 2000   December 31, 1999
                                                   -------------------  ------------------
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $                 6  $              157
  Accrued liabilities . . . . . . . . . . . . . .                    4                   4
  Royalties payable . . . . . . . . . . . . . . .                   11                  11
                                                   -------------------  ------------------

    Total Current Liabilities . . . . . . . . . .                   21                 172

Prepetition Liabilities . . . . . . . . . . . . .                  448                 448
                                                   -------------------  ------------------

  Total Liabilities . . . . . . . . . . . . . . .                  469                 620
                                                   -------------------  ------------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding. . . . . . .                    -                   -
  Common stock:
    $.08 par value, 20,000,000 shares authorized;
    1,059,404 shares issued and outstanding at
    June 30, 2000 and December 31, 1999,
 respectively . . . . . . . . . . . . . . . . . .                  848                 848

Capital in Excess of Par Value. . . . . . . . . .                  563                 563

Retained Earnings . . . . . . . . . . . . . . . .                  704                 999
                                                   -------------------  ------------------

  Total Stockholders' Equity. . . . . . . . . . .                2,115               2,410
                                                   -------------------  ------------------

  Total Liabilities and Stockholders' Equity. . .  $             2,584  $            3,030
                                                   ===================  ==================


See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)







                                 For the Three Months Ended    For the Nine Months Ended
                                       September 30,                 September 30,
                                ----------------------------  ---------------------------
                                            2000                         1999               2000     1999
                                ----------------------------  ---------------------------  -------  -------
Revenues
  Oil and gas. . . . . . . . .  $                        86   $                       91   $  258   $  169
  Other income . . . . . . . .                           26                           37       93       93
                                ----------------------------  ---------------------------  -------  -------

Total Revenues . . . . . . . .                          112                          128      351      262
                                ----------------------------  ---------------------------  -------  -------

Costs and Expenses
  Oil and gas. . . . . . . . .                           73                           55      271      159
  Depreciation, depletion
    and amortization . . . . .                            -                            1        2        3
  General and administrative .                          107                          131      346      284
  Other expense. . . . . . . .                           20                           35       27       42
                                ----------------------------  ---------------------------  -------  -------

Total Costs and Expenses . . .                          200                          222      646      488
                                ----------------------------  ---------------------------  -------  -------

Loss from continuing
  operations . . . . . . . . .                          (88)                         (94)    (295)    (226)

Discontinued operations loss
  from operation of dis-
  continued subsidiary,
  Hydro-Test Int'l, Inc. . . .                            -                            -        -      (30)
                                ----------------------------  ---------------------------  -------  -------

Net Loss . . . . . . . . . . .  $                       (88)  $                      (94)  $ (295)  $ (256)
                                ============================  ===========================  =======  =======

Net loss per share, continuing
  operations . . . . . . . . .  $                     (0.08)  $                    (0.09)  $(0.28)  $(0.21)
                                ============================  ===========================  =======  =======

Net loss per share . . . . . .  $                     (0.08)  $                    (0.09)  $(0.28)  $(0.24)
                                ============================  ===========================  =======  =======

Weighted average common
  shares outstanding . . . . .                        1,059                        1,059    1,059    1,059
                                ============================  ===========================  =======  =======



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)







                                                   For the Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                             2000               1999
                                                  ---------------------------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . .  $                     (295)  $ (256)
  Adjustments to reconcile net loss
   to net cash used from operating activities:
    Depreciation, depletion and amortization . .                           2        3
    Changes in operating working capital:
    (Increase) Decrease in accounts receivable .                         (24)      30
    Decrease in prepaid. . . . . . . . . . . . .                          21       29
    (Decrease) in accounts payable . . . . . . .                        (151)     (57)
    (Decrease) in accrued liabilities. . . . . .                           -      (42)
                                                  ---------------------------  -------

Net Cash Used by Operating Activities. . . . . .                        (447)    (353)
                                                  ---------------------------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . .                        (315)    (224)
  Collection from notes receivable . . . . . . .                         361       13
                                                  ---------------------------  -------

Net Cash Used by Investing Activities. . . . . .                          46     (211)
                                                  ---------------------------  -------

Net Decrease in Cash and Cash Equivalents. . . .                        (401)    (564)

Cash and Cash Equivalents at beginning of period                       2,153    2,953
                                                  ---------------------------  -------

Cash and Cash Equivalents at end of period . . .  $                    1,752   $2,389
                                                  ===========================  =======



See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)





NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

ITEM  2  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
            CONDITION  AND  RESULTS  OF  OPERATIONS
            ---------------------------------------

FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. The Company had a negative cash flow of approximately $401,000 for the nine months ended September 30, 2000, compared to a negative cash flow of approximately $564,000 for the nine months ended September 30, 1999. The current period negative cash flow is mainly resulting from normal general and administrative costs for the nine months with marginal production activities.

Nine  months  ended  September  30,  2000 as compared with the nine months ended
--------------------------------------------------------------------------------
September  30,  1999
--------------------

With oil prices in the first nine months of 2000 nearly double of those received in the first nine months of 1999 and the addition of the Wyoming properties, the company has recorded revenues of $258,000 for the nine months ended September 30, 2000 versus $169,000 for the same period in 1999. Net realized oil prices increased from $10.51 per barrel for the nine months ended September 30, 1999 to $25.11 for the same period in 2000. Due to remedial work on both the Wyoming and California properties, operating expenses increased to $271,000 for the nine months ended September 30, 2000 versus $159,000 for the same period in 1999. With the addition of a new officer to implement the company's growth strategy, general and administrative expenses increased to $346,000 for the nine months ended September 30, 2000 versus $284,000 for the same period in 1999. As a result, a net loss increased from $256,000 for the first nine months of 1999 to $295,000 for the same period in 2000.

BUSINESS  REVIEW
----------------

Oil  and  Gas  Segment
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. During the first six months of 2000, management reviewed merger alternatives as well as focusing efforts to utilize its cash balance for the acquisition of additional oil and gas producing properties. However, with the termination of the Hillcrest Beverly transaction (see below), management plans to refocus its efforts on locating an appropriate merger candidate that would bring the critical mass of assets necessary to successfully compete as an independent producer.

ITEM  2  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            ----------------------------------------------------
            CONDITION  AND  RESULTS  OF  OPERATIONS  (Continued)
            ---------------------------------------

Wyoming  Venture
----------------

On September 20, 1999 the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming. Current production from the two active gas wells is 300 thousand cubic feet per day (65 mcfd net). The company participated in the drilling of a gas well in the 3rd quarter of 1999 and that well was completed in a Lewis Sandstone interval in the first quarter of 2000. Due to completion problems, that well was re-completed to an Upper Fort Union sand interval. As of June 30, 2000, this well was shut-in due to excessive water production. The operator's plans to test either the Ft. Union coal or Wasatch sand during the third quarter have been extended into the fourth quarter. The company drilled an additional well in the 2nd quarter of this year that was completed in the Wasatch sand and is still being tested. As discussed in the first quarter 2000 10QSB, the company is continuing its evaluation of the potential for a coal bed methane development project on its acreage. The company with its partners are negotiating with third parties for a development program that will be mutually advantageous.

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field. Current net production from the 11 active wells on these leases is approximately 57 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

In addition to the retained working interest, the company reserved a production payment of $931,000. This payment is paid in installments in any month that certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first nine months averaged $23.52 per barrel. Third quarter revenue from this note was approximately $100,000 and is reflected in the consolidated statements of cash flows as a reduction of Notes receivable.

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

An action was filed against the Company in California, along with Morris V. Hodges, Daniel H. Silverman ("Silverman"), Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest Beverly Oil Corporation ("HBOC"), as defendants by Sole Energy Company ("Sole") as plaintiff. The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship and prospective economic advantage. The crux of this matter issued out of letter of intent negotiations between Sole and Nevadacor on the purchase of HBOC. Nevadacor terminated these negotiations prior to Company's offer to purchase HBOC from Nevadacor. However and notwithstanding the termination by Nevadacor, Sole joined the Company and Silverman as defendants in this suit.

As Company had been assured that negotiations between Sole and Nevadacor were over, Company entered into a letter of intent agreement with Nevadacor for the purchase of HBOC. These negotiations were interrupted by the lawsuit filed by Sole and Company terminated its agreement with Nevadacor.

The Company had, previously, reported that this lawsuit was the subject of settlement discussions between HBOC, Nevadacor and Sole; however, since then all negotiation for settlement has failed.

The Company believes that the allegations against the Company and Silverman have no substance or merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition. Further because of the damage caused to Company's economic advantage because of interference by Sole in Company's agreement for purchase, the Company intends to pursue all remedies available to it from Sole and its principals.


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

None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

None.

ITEM  5.     OTHER  INFORMATION
             ------------------

After meeting to discuss strategic plans and future alternatives, the Company and Daniel H. Silverman by mutual agreement decided to end their relationship effective October 1, 2000, allowing each to explore other alternatives and alternative directions. It is anticipated that management will continue to use Mr. Silverman's services in evaluating acquisition prospects, but as a consultant and on a project-by-project basis.

In order to reduce overhead, the corporate Office in Houston, Texas, was closed and the related costs of maintenance were eliminated.


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

PETROMINERALS  CORPORATION
--------------------------
(Registrant)



/s/  Morris  V.  Hodges
-----------------------
Morris  V.  Hodges,  President,
CEO  &  Chief  Financial  Officer