Form 10KSB
period 2000-12-31
PETROMINERALS CORP
filed 2001-04-02
CIK 77952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     (Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For  the  fiscal  year  ended  December  31,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For  the  transition  period  from  to.

                          Commission File Number 1-6336

                            PETROMINERALS CORPORATION
                 (Name of small business issuer in its charter)

                            DELAWARE                                        95-2573652
--------------------------------------------------------------  ------------------------------------
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

The  issuer's  revenues  for  its  most  recent  fiscal  year were approximately
$535,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[  ]  yes     [  ]  no

Transitional  small  business  disclosure  format.    [  ]  yes      [X]  no

The number of shares of Registrant's common stock outstanding was 1,059,404 as of March 5, 2001.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,088,321 as of March 5, 2001.

The  total  number  of  pages  in  this  Form  10-KSB  are  42.

The  Index  of  Exhibits  included  in  this  Form 10-KSB is located at page 37.

                            PETROMINERALS CORPORATION
                                     PART I




ITEM  1  -  BUSINESS
            --------

A.  GENERAL  DESCRIPTION  OF  BUSINESS
    ----------------------------------

INTRODUCTION

Petrominerals Corporation (Petrominerals or the Company) which was incorporated under the laws of the State of Delaware in 1966, is engaged in the production of on-shore domestic crude oil and natural gas in California and Wyoming. Effective April 1, 1998, the Company disposed of substantially all of its oil and gas properties in a sale to an unrelated entity. The Company's wholly owned subsidiary, Hydro-Test International, Inc. (Hydro-Test), a New Mexico corporation acquired in 1993, ceased commercial operations in July of 1998. On June 8, 1999, Hydro-Test filed a voluntary petition for Chapter 7 Bankruptcy. On December 20, 2000, a final order releasing and discharging Petrominerals Corporation was signed and entered in the Hydro-Test Bankruptcy.

BUSINESS  STRATEGY

The Company plans to either purchase oil and gas producing assets or merge with another company. On September 20, 1999, the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash. The Company and its partners, also, committed to drill two wells before May 2000. (See Properties, Item 2).

In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties.

DISPOSITION  AND  BANKRUPTCY  OF  HYDRO-TEST  INTERNATIONAL,  INC.

On June 8, 1999, Hydro-Test filed a voluntary petition for Chapter 7 Bankruptcy. On December 20, 2000, a final order releasing and discharging Petrominerals Corporation was signed and entered in the Hydro-Test Bankruptcy. (See Item 3 - Legal Proceedings for details).

B.  FINANCIAL  INFORMATION  CONCERNING  INDUSTRY  SEGMENTS
    ------------------------------------------------------

The  Company's income is currently derived from primarily two industry segments:
(1) the production and sale of crude oil and natural gas; and (2) other income which is primarily income from investments. The following table shows the Industry Segment Percentage Revenues derived by Petrominerals for the past two years:

Industry Segment Percentage Revenues for the years ended December 31 are as follows:



                   2000   1999
                   -----  -----
Oil and gas sales  70.7%  66.9%
Other . . . . . .  29.3%  33.1%


See Note 9 to the Consolidated Financial Statements in Item 7 hereof for information regarding amount of revenue, operating profit, and identifiable assets attributable to Petrominerals' industry segments for the fiscal years indicated above.

            --------

C.  DESCRIPTION  OF  BUSINESS
    -------------------------

OIL  AND  GAS  SALES

Petrominerals sells the oil and gas produced to unrelated parties pursuant to contracts of 30 or 90 days duration and prices fluctuate based on the quality of the oil produced and numerous other factors, including the extent of domestic production and foreign imports, world events, market demand, hostilities in oil producing countries, and the effect of governmental regulations.

The average price the Company received for its crude oil during 2000 was approximately $23.52 per barrel, which is approximately $12.12 per barrel higher than the average price which the Company received for its crude in 1999. The Company incurred average oil production costs of approximately $21.13 per barrel, and produced approximately 13,187 barrels of crude.

The average price the Company received for its natural gas during 2000 was approximately $2.40 per thousand cubic feet (mcf). The Company produced approximately 27,601 mcf.

D.     DEVELOPMENT  OF  PROPERTIES
--     ---------------------------

It is the Company's plan to complete additional transactions in our bid to re-deploy the proceeds from the sale of certain of our oil properties in California and to continue development of our Wyoming properties.

Wyoming  Venture
----------------

The Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc. in the County of Sweetwater and the County of Carbon in the southwestern part of Wyoming on September 20, 1999. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, all parties were committed to drill two new wells on the acreage. During the 3rd quarter of 1999 and the 2nd quarter of 2000 both wells were drilled, expanding the prospect area substantially.

The Blackstock #1 well was completed in the Stateline Field located in Carbon County, Wyoming. The well was drilled to 5,620 ft. and was completed in the Lewis Sandstone at approximately 5,400 ft. Due to completion problems, that well was re-completed to an upper Fort Union sand interval. As of June 30, 2000, this well was shut-in due to excessive water production. The operator's plans to test either the Ft. Union coal or Wasatch sand have been extended into 2001. The Company drilled the Hucke #1 well in the 2nd quarter of 2000 and it was completed in the Wasatch sand and is still being tested.

Both of these wells that were drilled identified not only the gas zones that we expected to encounter but also certain coal seam zones that we had hoped would be present. As discussed in its prior 2000 10QSB report, the Company is continuing its evaluation of the potential for a coal bed methane development program on its acreage. Thorofare was carried by the Petrominerals Group for of its participation (25% of 50%) in the two new wells until drilling and completion has been recovered. (Also, see Note 7 to the consolidated financial statements in Item 7 for detail).

The Company is currently negotiating with prospective parties for the development of these coal seam gas deposits.

Santa  Clarita  Area
--------------------

Under terms of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field. Current net production from the 11 active wells on these leases is approximately 40 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

            --------

D.     DEVELOPMENT  OF  PROPERTIES  (Continued)
--     ---------------------------

Santa  Clarita  Area  (Continued)
--------------------

In addition, the Company retained a production payment of $931,000. This payment is paid in installments in any month that certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first nine months averaged $23.52 per barrel. Total payments from this note were approximately $412,000 for the year ended December 31, 2000, and is reflected in the consolidated statements of cash flows as a reduction of notes receivable.

Hillcrest  Beverly  Oil  Corporation  Acquisition
-------------------------------------------------

On March 10, 2000, the Company signed a non-binding letter of intent to purchase 100% of the outstanding stock of Hillcrest Beverly Oil Corporation (HBOC) from a private Nevada corporation. Subsequent to the end of the second quarter, the Company notified the seller that it would not continue its pursuit of this acquisition because the seller was unable to fulfill certain obligations and representations. (See Legal Proceedings, Item 3).

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

Employees.  As  of  December  31,  2000,  the  Company  employed  a  total  of 3
---------
individuals.
---------

ITEM  2  -  PROPERTIES
            ----------

GENERAL

The principal properties of the oil and gas segment consisted of proved developed oil and gas properties; equipment and wells related to proved properties; proved undeveloped oil and gas properties; maps, geologic and geophysical records related thereto. The Company's interest in oil and gas properties are principally in the form of direct and indirect working interests in leases, located in Los Angeles County, California and Carbon County, Wyoming. The Company does not sell the natural gas produced in their California fields, but instead uses the gas to produce electricity for electric pumping units or to operate natural gas powered pumping units and tank heaters.

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

Smith Ranch Area: As a result of the September 1999 purchase, the Company owns a 25% working interest in this gas field located in Carbon County, Wyoming. There are 2 active producers in the field with current net production of approximately 110 mcf per day (mcfd). The Company participated in the drilling of two gas wells; one in the 3rd quarter of 1999 and one in the 2nd quarter of 2000. Due to completion problems, both wells are currently shut-in. (see Drilling Activity). The Company has also identified potential for development of coalbed methane gas production in this field and is currently completing a study of the reserve potential and discussing financing of a pilot project with third parties.

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION

The tables located in Note 15 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. As of December 31, 1998, all remaining interests of the California property have been impaired. The remaining book value of these interests is $0. The reserves are shown in barrels of oil equivalent (boe). Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the California properties for the years ended December 31, 2000 and 1999 have been prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California. The Company's net interest in proved reserves and related valuations for its Wyoming properties for the year ended December 31, 2000 have been prepared by McCartney Engineering, an independent petroleum engineering firm in Denver, Colorado.

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

            ----------

OIL  AND  GAS  RESERVES  AND  PRODUCTION  INFORMATION  (Continued)

Oil  and  Gas  Reserves  Information
------------------------------------

Information regarding the Company's estimated net oil and gas reserves, additions and revisions to estimated net reserves, estimated future cash inflows and related costs and discounted future net cash flows for the years ended
December 31, 2000 and 1999, are contained in Note 15 to the Company's consolidated financial statements in Item 7 hereof. The Company's reserve report, from which the foregoing estimates were derived, is based upon prices in effect at December 31, 2000.

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



                                  2000  1999
                                  ----  ----
Net annual production Gas (Mmcf)    28    11
Net annual production Oil (MBbl)    13    19



Sales  Prices  and  Production  Costs
-------------------------------------

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,:



                                                2000    1999
                                               ------  ------
Average sales price of gas per Mcf. . . . . .  $ 2.40  $ 1.90
Average sales price of oil per barrel . . . .  $23.52  $11.40
Average production cost per barrel equivalent  $21.13  $11.25



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

            ----------

PRODUCTIVE  WELLS  AND  ACREAGE  (Continued)

Drilling  Activity
------------------

The Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc. a Wyoming corporation during 1999. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals'
Group). The purchasing parties were committed to drill two new wells on the acreage, which expand the prospect area.

Thorofare was carried by the Petrominerals Group for of its participation (25% to 50%) in the two new wells until drilling completion or abandonment money had been recovered. (See Note 7 to the consolidated financial statements in Item 7 for detail). As of December 31, 2000, the Company has completed the two well commitment in Carbon County, Wyoming. During the 3rd quarter of 1999 and the 2nd quarter of 2000 both wells were completed, expanding the prospect area substantially. The Blackstock #1 well was completed in the Stateline Field located in Carbon County, Wyoming. The well was drilled to 5,620 ft. and was completed in the Lewis Sandstone at approximately 5,400 ft. Due to completion problems, that well was re-completed to an upper Fort Union sand interval. As of June 30, 2000, this well was shut-in due to excessive water production. The operator's plans to test either the Ft. Union coal or Wasatch sand have been extended into 2001. The Company drilled the second well in the 2nd quarter of 2000 and it was completed in the Wasatch sand and is still being tested. As discussed in its 3rd quarter 2000 10QSB report, the Company is continuing its evaluation of the potential for a coal bed methane development program on its acreage.

It is the Company's plan not only to continue this development but also to complete additional transactions of this nature in our bid to re-deploy the proceeds from the sale of certain of our oil properties in California.


ITEM  3  -  LEGAL  PROCEEDINGS
            ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as set forth below:

In December 1989, the Company was notified by the United States Environmental Protection Agency (EPA) that, under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Company was considered a potentially responsible party (PRP) in the clean-up of the Operating Industries, Inc. (OII) waste disposal site located in Monterey Park, California. Century Oil Corporation, a company that merged into Petrominerals Corporation in 1979, disposed of drilling mud and water at the OII disposal site, at various times from 1975 to 1977. The Company, along with several other similar PRP's, contends that drilling mud and wastewater do not constitute hazardous substances within the meaning of CERCLA. Although the ultimate impact of the resolution of this contingency is unknown, management now believes that this matter could have potentially an adverse affect on the financial position of the Company.

On June 8, 1999, the Company's subsidiary, Hydro-Test International, Inc. (Hydro-Test), filed a voluntary petition for Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of Texas. On December 20, 2000, an order releasing and discharging Petrominerals Corporation was signed and entered in the Hydro-Test Bankruptcy.

            ------------------

On February 7, 2000, the Environmental Protection Agency (EPA) advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable per certain costs associated with site cleanup. Records supplied by the EPA indicate that the Company disposed of allowable non-hazardous drilling mud and other oil field fluids at the site at various times between 1980 and 1985. Based on a preliminary analysis of the EPA records, it appears that the Company's disposal activities at the site were conducted in compliance with applicable EPA regulations. The Company's financial exposure, if any, cannot be determined at this time.

An action was filed against the Company in California, along with Morris V. Hodges, Daniel H. Silverman ("Silverman"), Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest Beverly Oil Corporation ("HBOC"), as defendants by Sole Energy Company ("Sole") as plaintiff. The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship and prospective economic advantage. The crux of this matter issued out of letter of intent negotiations between Sole and Nevadacor on the purchase of HBOC. Nevadacor terminated these negotiations with Sole in writing prior to Company's offer to purchase HBOC from Nevadacor. However, and notwithstanding the termination by Nevadacor, Sole joined the Company and Silverman as defendants in this suit. As the Company had been assured that negotiations between Sole and Nevadacor were over, the Company entered into a letter of intent agreement with Nevadacor for the purchase of HBOC. These negotiations were interrupted by the lawsuit filed by Sole and the Company terminated its agreement with Nevadacor. The Company believes that the allegations against the Company and Silverman have no substance or merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition. Further because of the damage caused to Company's economic advantage because of interference by Sole in the Company's agreement for purchase, the Company intends to pursue all remedies available to it from Sole and its principals.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            -----------------------------------------------------------

During the fourth quarter of 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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
            --------------------------------------------------------------------
               MATTERS
               -------

The Company's common stock is currently traded in the Small Cap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq Small Cap System for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:



                       High      Low
                     --------  -------
                         1999
     First quarter.  $  2 3/4  $ 2 1/4
     Second quarter     2 1/2    2 1/8
     Third quarter.         3    2 3/8
     Fourth quarter         3    2 1/8

                         2000
     First quarter.  $2 15/16  $ 2 1/8
     Second quarter         3    1 3/4
     Third quarter.     2 3/4    1 3/8
     Fourth quarter     2 3/8   1 3/16


These stock prices have been retroactively adjusted to reflect the one for eight reverse stock split that occurred on January 9, 1998. (See Item 7, Note 6 - Common Stock).

The Company has 842 shareholders of record of its common stock as of March 5, 2001.

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
           ---------------------------------------------------------------------
               OF  OPERATIONS
               --------------

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 2000. The Notes to Consolidated Financial Statements as of December 31, 2000, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS  REVIEW

General
-------

The current President and CEO of the Company was appointed to his position on December 30, 1998. He continued efforts to cut corporate overhead, disposing of unproductive assets and to locate suitable acquisition and merger opportunities for the Company. The Company has reviewed opportunities and remains actively involved in the process of identifying and reviewing acquisition and merger candidates. The Company has also submitted several offers to purchase oil and gas properties that were rejected. The primary goal of management remains to ensure future profitable growth for the Company and to create and maximize value for the shareholders.

ITEM  6  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
               OF  OPERATIONS  (Continued)
               --------------

BUSINESS  REVIEW  (Continued)

General  (Continued)
-------

The Company has two primary assets. First, as a result of the sale of substantially all its California oil and gas producing assets, an agreement was signed on February 4, 1998, effective April 1, 1998, that provided an additional reserved production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the note. Revenue from this note is reflected in the consolidated statements of cash flows as a reduction of notes receivable.

Second, the Company has ownership in oil and gas production. As noted in Item 2, the Company retained an interest in several leases in California as part of the April 1998 sale. In September of 1999, the Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc., a Wyoming Corporation. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, two new wells were drilled on the acreage.

Change  in  Officers
--------------------

On September 22, 1999, the Company announced that Daniel H. Silverman had joined the Company as Executive Vice President of Business Development. In August of 2000 after meeting to discuss strategic plans and future alternatives, the Company and Daniel H. Silverman, by mutual agreement, decided to end their relationship effective October 1, 2000, allowing each to explore other alternatives and alternative directions. It is anticipated that management will continue to use Mr. Silverman's services in evaluating acquisition prospects, but as a consultant and on a project-by-project basis.

In order to reduce overhead, the corporate Office in Houston, Texas, was closed and the related costs of maintenance were eliminated.

Oilfield  Services  Segment
---------------------------

2000  COMPARED  WITH  1999

The Company had negative cash flows from operations of approximately $432,000 for the year ended December 31, 2000, as compared with a negative cash flow from operations of $429,000 in the prior year. The decrease in cash flow from operating activities was primarily the result of decrease in the net loss offset with decrease in accounts payable and non-cash gains/losses from debt forgiven and impairment.

The Company had a net loss of approximately $127,000, compared to a net loss of $513,000 in the prior year. The current year net loss was primarily due to the loss from continuing operations of approximately $568,000 and the gain on the forgiveness of debt due to the final order in the Hydro-Test bankruptcy of approximately $441,000. The loss from continuing operations is from the Company's oil and gas operations. (See Item 7, Note 14 - Extraordinary Item).

The Company's other income increased by approximately $40,000 during 2000, due primarily to collections received on the 1998 production payment that exceeded its carrying value. (See Item 7, Note 4 - Disposition/Acquisition of Assets).

General and administrative expenses decreased by approximately 9%, due to management's continued cost reduction efforts.

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

The Company had a net loss of approximately $(513,000), compared to net income of $595,000 in the prior year. The current year net loss was primarily due to loss from continuing operations of approximately $(397,000) and the loss on disposition of properties (discontinued operations) of approximately $(116,000). The loss from continuing operations is from the Company's oil and gas operations.

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

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
            -----------------------------------------------



                                                           Page(s)
                                                           -------
Report of Brown Armstrong Randall Reyes Paulden &McCown
  Independent Auditor's Report. . . . . . . . . . . . . .       13

Consolidated Balance Sheets at December 31, 2000 and 1999       14

Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999. . . . . . . . . . . . . . .       15

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000 and 1999. . . . . . . . .       16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999. . . . . . . . . . . . . . .       17

Notes to Consolidated Financial Statements. . . . . . . .    18-29

                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Shareholders
Petrominerals  Corporation


We have audited the accompanying consolidated balance sheets of Petrominerals Corporation (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years then ended and the related December 31, 2000 and 1999 financial statement schedules as listed in the index at Item 13(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedules referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION





Bakersfield,  California
March  5,  2001

    The accompanying notes are an integral part of these financial statements
                            PETROMINERALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                (Dollars in thousands, except par value amounts)



                                                                 2000    1999
                                                                ------  ------
ASSETS
--------------------------------------------------------------
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $1,787  $2,128
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .      64      54
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .      30      31
                                                                ------  ------

     Total Current Assets. . . . . . . . . . . . . . . . . . .   1,881   2,213

Restricted Cash. . . . . . . . . . . . . . . . . . . . . . . .      25      25
Property and Equipment, net (including oil and gas properties
accounted for on the successful efforts method). . . . . . . .     379     355
Notes Receivable and Other Assets. . . . . . . . . . . . . . .      25     437
                                                                ------  ------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $2,310  $3,030
                                                                ======  ======

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
Current Liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $   13  $  157
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       3       4
  Royalties payable. . . . . . . . . . . . . . . . . . . . . .      11      11
                                                                ------  ------

     Total Current Liabilities . . . . . . . . . . . . . . . .      27     172

Prepetition Liabilities. . . . . . . . . . . . . . . . . . . .       -     448
                                                                ------  ------

     Total Liabilities . . . . . . . . . . . . . . . . . . . .      27     620
                                                                ------  ------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding . . . . . . . . . . . .       -       -
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,059,404
      shares issued and outstanding at December 31, 2000
      and 1999 . . . . . . . . . . . . . . . . . . . . . . . .     848     848
Capital in excess of par value . . . . . . . . . . . . . . . .     563     563
Retained earnings. . . . . . . . . . . . . . . . . . . . . . .     872     999
                                                                ------  ------

     Total Shareholders' Equity. . . . . . . . . . . . . . . .   2,283   2,410
                                                                ------  ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . .  $2,310  $3,030
                                                                ======  ======


The accompanying notes are an integral part of these financial statements.

PETROMINERALS  CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                (Dollars in thousands, except per share amounts)







                                                       2000     1999
                                                      -------  -------
Revenues
  Oil and gas. . . . . . . . . . . . . . . . . . . .  $  378   $  236
  Other income . . . . . . . . . . . . . . . . . . .     157      117
                                                      -------  -------

    Total Revenues . . . . . . . . . . . . . . . . .     535      353
                                                      -------  -------

Costs and Expenses
  Oilfield services. . . . . . . . . . . . . . . . .       -       15
  Oil and gas. . . . . . . . . . . . . . . . . . . .     360      215
  Depreciation, depletion and amortization . . . . .       3        9
  General and administrative . . . . . . . . . . . .     432      473
  Impairment loss. . . . . . . . . . . . . . . . . .     294        -
  Other expense. . . . . . . . . . . . . . . . . . .      14       38
                                                      -------  -------

    Total Costs and Expenses . . . . . . . . . . . .   1,103      750
                                                      -------  -------

Loss from continuing operations before discontinued
  operations, and extraordinary item . . . . . . . .    (568)    (397)

Discontinued operations, net of income taxes :
  Income (loss) on disposition of subsidiary, net of
    income tax of $0 for 1999. . . . . . . . . . . .       -     (116)
  Extraordinary item:
    Forgiveness of debt, net of income tax of $0
      for 2000 . . . . . . . . . . . . . . . . . . .     441        -
                                                      -------  -------

Net Loss . . . . . . . . . . . . . . . . . . . . . .  $ (127)  $ (513)
                                                      =======  =======


Basic Earnings per Share
  From continuing operations . . . . . . . . . . . .  $(0.54)  $(0.37)
  From discontinued operations . . . . . . . . . . .       -    (0.11)
  From extraordinary item. . . . . . . . . . . . . .    0.42        -
                                                      -------  -------

Net Loss per Share . . . . . . . . . . . . . . . . .  $(0.12)  $(0.48)
                                                      =======  =======

Weighted Average Common Shares Outstanding . . . . .   1,059    1,059
                                                      =======  =======



The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 (Dollars in thousands, except number of shares)







                            Number of   Capital in
                              Common     Excess of    Retained
                              Shares      Amount     Par Value    Earnings    Total
                            ----------  -----------  ----------  ----------  -------
Balance, December 31, 1998  1,059,417   $       848  $      563  $   1,512   $2,923

Fractional adjustments . .        (13)            -           -          -        -

Net loss . . . . . . . . .          -             -           -       (513)    (513)
                            ----------  -----------  ----------  ----------  -------

Balance, December 31, 1999  1,059,404           848         563        999    2,410

Net loss . . . . . . . . .          -             -           -       (127)    (127)
                            ----------  -----------  ----------  ----------  -------

Balance, December 31, 2000  1,059,404   $       848  $      563  $     872   $2,283
                            ==========  ===========  ==========  ==========  =======



The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)







                                                   2000     1999
                                                  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . .  $ (127)  $ (513)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
      Gain on debt forgiven - non-cash portion .    (448)       -
      Depreciation, depletion and amortization .       3        9
      Impairment loss. . . . . . . . . . . . . .     294        -
      Accounts receivable. . . . . . . . . . . .     (10)     (46)
      Loss on disposal of fixed assets . . . . .       -      116
      Other current assets . . . . . . . . . . .       1       21
      Accounts payable and accrued liabilities .    (145)     (16)
                                                  -------  -------

Net Cash Used by Operating Activities. . . . . .    (432)    (429)
                                                  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . .    (321)    (356)
  Proceeds from sale of assets . . . . . . . . .       -        5
  Notes receivable . . . . . . . . . . . . . . .     412      (20)
                                                  -------  -------

Net Cash Provided (Used) by Investing Activities      91     (371)
                                                  -------  -------

Net decrease in cash and cash equivalents. . . .    (341)    (800)

Cash and cash equivalents at beginning of year .   2,128    2,928
                                                  -------  -------

Cash and cash equivalents at end of year . . . .  $1,787   $2,128
                                                  =======  =======



The accompanying notes are an integral part of these financial statements.

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Business
--------

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil and natural gas within the United States.

Principles  of  Consolidation
-----------------------------

For the year ended December 31, 1999, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hydro-Test International, Inc. ("Hydro-Test"). All material intercompany accounts and transactions have been eliminated.

On December 20, 2000, the U.S. Bankruptcy Court of the Southern District of Texas, Houston Division, entered an Order on Joint Motion for Approval of Compromise and Settlement Agreement Between Petrominerals, Corp. and Bankruptcy Estate of Hydro-Test International, Inc. This order releases Petrominerals from any and all claims it may have had against Hydro-Test. As a result, the Company has removed all accounts relating to Hydro-Test from its financial statements at December 31, 2000. The amounts shown for the year 2000 are those of the Company's alone.

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

Restricted  Cash
----------------

The Company has a Certificate of Deposit ("CD") with a value of approximately $25,000 at December 31, 2000 and 1999 that has been recorded as restricted cash. The CD has been pledged to the Bureau of Land Management to cover environmental costs.

Revenue  Recognition
--------------------

Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and non-company interests.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Property  and  Equipment
------------------------

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 1999 and 2000.

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

The Company adopted SFAS No. 121 in 1996. The future impairment loss on the oil and gas properties has been calculated as the difference between the asset book carrying amounts and future discounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. At December 31, 2000, due to the depletion of the wells currently being pumped at the Wyoming properties, an impairment was indicated.

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to classifications followed for 2000. These reclassifications had no effect upon reported net income.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31 (in thousands):



                                                         2000    1999
                                                        ------  ------
At Cost
  Undeveloped Properties . . . . . . . . . . . . . . .  $ 663   $ 342
    Less: allowance for impairment . . . . . . . . . .   (294)      -
                                                        ------  ------

  Net Undeveloped Properties . . . . . . . . . . . . .    369     342
                                                        ------  ------

  Other Property and Equipment
    Furniture, fixtures and equipment. . . . . . . . .    466     466
    Accumulated depreciation related to other property
      and equipment. . . . . . . . . . . . . . . . . .   (456)   (453)
                                                        ------  ------

  Net Other Property and Equipment . . . . . . . . . .     10      13
                                                        ------  ------

Property and Equipment, net. . . . . . . . . . . . . .  $ 379   $ 355
                                                        ======  ======


Depreciation, depletion and amortization for the years ended December 31, 2000 and 1999 was $3,000 and $9,000, respectively.

During 2000, the Company determined that the decline in estimated oil and gas reserves due to the depletion of the wells currently being pumped in Wyoming indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121. This write down resulted in a charge to income of $294,000, which is included in the Statement of Operations as an impairment loss. The estimated fair value of these assets was determined based on an independent appraisal.


NOTE  3  -  PREPETITION  LIABILITIES
            ------------------------

On December 20, 2000, the U.S. Bankruptcy Court of the Southern District of Texas, Houston Division, entered an Order on Joint Motion for Approval of Compromise and Settlement Agreement Between Petrominerals Corporation and
Bankruptcy Estate of Hydro-Test International, Inc. This order releases Petrominerals from any and all claims it may have had against Hydro-Test. The remaining prepetition liability has not been pursued by creditors. As a result, the Company has removed the remaining prepetition liability of $448,000 from its financial statements at December 31, 2000, resulting in an extraordinary gain to the Company of $441,000, net of expense.


NOTE  4  -  DISPOSITION/ACQUISITION  OF  ASSETS
            -----------------------------------

Sale  of  Oil  and  Gas  Operating  Assets
------------------------------------------

As a result of the 1998 sale of oil and gas operating assets, the Company reserved a production payment of $931,000. The production payable was payable in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment was equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced.

NOTE  4  -  DISPOSITION/ACQUISITION  OF  ASSETS  (Continued)
            -----------------------------------

Sale  of  Oil  and  Gas  Operating  Assets  (Continued)
------------------------------------------

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931,000 production payment given in the exchange. Management determined that approximately 40% ($372,000) of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 were reduced by $559,000 to reflect management's revised valuation of the production payment receivable. The previously reported gain was also recalculated from June 30, 1998 to re-capitalize certain assets previously expensed. During the year ended December 31, 1999, due to increase in crude oil prices, the Company received production payments totaling $50,000, reducing the outstanding receivable to $322,000. Prices continued to increase during the year ended December 30, 2000 resulting in production payments which exceeded the face value of the receivable. The outstanding receivable at December 31, 2000 has been reduced to $0 and the $38,000 of payments made in excess of the face value of the production receivable are reported as other income.

The Company retained interest in some of its properties. According to the independent engineer's reserve report, the value of reserves related to the remainder properties was $347,000 at December 31, 2000.

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
            -------------

The provision for income tax was $0 for the years ended December 31, 2000 and 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31,:



                                               2000      1999
                                             --------  --------
Deferred Tax Assets:
  Net operating loss carryforwards. . . . .  $ 2,309   $ 2,383
  Valuation reserve for deferred tax assets   (2,309)   (2,383)
                                             --------  --------

     Net Deferred Tax Assets. . . . . . . .  $     -   $     -
                                             ========  ========



At December 31, 2000, the Company had net operating loss carryforwards of approximately $6,790,000 for Federal income tax purposes that will expire beginning in the year 2002. For financial reporting purposes, a valuation allowance of $2,309,000 has been recorded to offset the deferred tax asset related primarily to these carryforwards.


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

            -------------

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

No stock options were exercised during the years ended December 31, 2000 and 1999.

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. All fractional interest will be rounded up to the next whole share. This stock split has been shown retroactively in the audited financial statements as of December 31, 2000 and 1999.

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 2000 and 1999 are as follows:



                                     2000            1999
                                 -------------  ---------------
Weighted                           Weighted
Average Shares                   Income (Loss)  Average Shares   Income (Loss)
    (in thousands)                 Per Share    (in thousands)     Per Share
-------------------------------  -------------  ---------------  -------------
Basic
  Loss from continuing
    operations. . . . . . . . .         1,059            (0.54)          1,059  (0.37)
                                 =============                   =============

Income from discontinued
  operations. . . . . . . . . .             -            (0.11)

Income from extraordinary item.          0.42                -
                                 -------------  ---------------

Net Loss. . . . . . . . . . . .         (0.12)           (0.48)
                                 =============  ===============

Diluted
  Loss from continuing
    operations. . . . . . . . .         1,059            (0.54)          1,059  (0.37)
                                 =============                   =============

Income from discontinued
  operations. . . . . . . . . .          0.42            (0.11)

Income from extraordinary item.             -                -
                                 -------------  ---------------

Net Loss. . . . . . . . . . . .         (0.12)           (0.48)
                                 =============  ===============



Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.

NOTE  7  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS
            ---------------------------------------------------

During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment by the Company and payments to the Company for services were approximately $32,000 and $25,000 for 2000 and 1999, respectively.

As mentioned in Note 4, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges is Petrominerals Corporation's president, CEO and shareholder.


NOTE  8  -  UNAUDITED  QUARTERLY  FINANCIAL DATA (In thousands, except per share
            ------------------------------------
amounts)



                                  First     Second      Third     Fourth     2000
                                 Quarter    Quarter    Quarter    Quarter    Year
                                ---------  ---------  ---------  ---------  -------

  Revenues . . . . . . . . . .  $    116   $    123   $    112   $    184   $  535
  Costs and expenses . . . . .       209        237        200        457    1,103
                                ---------  ---------  ---------  ---------  -------
  Income (loss) from
    continuing operations. . .       (93)      (114)       (88)      (273)    (568)
  Discontinued operations,
    net of taxes . . . . . . .         -          -          -          -        -
  Extraordinary item, net of
    taxes. . . . . . . . . . .         -          -          -        441      441
                                ---------  ---------  ---------  ---------  -------

  Net income (loss). . . . . .  $    (93)  $   (114)  $    (88)  $    168   $ (127)
                                =========  =========  =========  =========  =======

  Net income (loss) per share.     (0.09)     (0.11)     (0.08)      0.16    (0.12)
                                =========  =========  =========  =========  =======

                                 First     Second     Third      Fourth     1999
                                 Quarter   Quarter    Quarter    Quarter    Year
                                ---------  ---------  ---------  ---------  -------

  Revenues . . . . . . . . . .  $     58   $     76   $    128   $     91   $  353
  Costs and expenses . . . . .       137        160        222        231      750
                                ---------  ---------  ---------  ---------  -------
  Income (loss) from
    continuing operations. . .       (79)       (84)       (94)      (140)    (397)
  Discontinued operations,
    net of taxes . . . . . . .         -          -       (116)         -     (116)
  Extraordinary item, net of
    taxes. . . . . . . . . . .         -          -          -          -        -
                                ---------  ---------  ---------  ---------  -------

  Net income (loss). . . . . .  $    (79)  $    (84)  $   (210)  $   (140)  $ (513)
                                =========  =========  =========  =========  =======

  Net income (loss) per share.     (0.07)     (0.08)     (0.20)     (0.13)   (0.48)
                                =========  =========  =========  =========  =======

NOTE  9  -  SEGMENT  INFORMATION
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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:



                                                             Oil
                                             Oilfield     Production
                                             Services     and Sales     Total
                                           ------------  ------------  -------
Year Ended December 31, 2000

Revenue from external customers . . . . .  $         -   $       378   $  378
                                           ============  ============  =======
Other revenue . . . . . . . . . . . . . .  $         -   $       157   $  157
                                           ============  ============  =======
Interest expense. . . . . . . . . . . . .  $         -   $         -   $    -
                                           ============  ============  =======
Expenditures for segment assets . . . . .  $         -   $       320   $  320
                                           ============  ============  =======
Depreciation, depletion and amortization.  $         -   $         3   $    3
                                           ============  ============  =======
Asset impairment. . . . . . . . . . . . .  $         -   $       294   $  294
                                           ============  ============  =======

Total Assets (net of intercompany items).  $         -   $     2,310   $2,310
                                           ============  ============  =======
Loss from continuing operations . . . . .  $         -   $      (568)  $ (568)
                                           ============  ============  =======
Loss from discontinued operations . . . .  $         -   $         -   $    -
                                           ============  ============  =======
Extraordinary item - forgiveness of debt.  $       441   $         -   $  441
                                           ============  ============  =======

Net Gain (Loss) . . . . . . . . . . . . .  $       441   $      (568)  $ (127)
                                           ============  ============  =======

                                                             Oil
                                             Oilfield     Production
                                             Services     and Sales     Total
                                           ------------  -----------  ----------

Year Ended December 31, 1999

Revenue from external customers . . . . .  $         -   $       236   $  236
                                           ============  ============  =======
Interest revenue. . . . . . . . . . . . .  $         -   $       117   $  117
                                           ============  ============  =======
Interest expense. . . . . . . . . . . . .  $         -   $         1   $    1
                                           ============  ============  =======
Expenditures for segment assets . . . . .  $         -   $       342   $  342
                                           ============  ============  =======
Depreciation, depletion and amortization.  $         -   $         9   $    9
                                           ============  ============  =======
Asset impairment. . . . . . . . . . . . .  $         -   $         -   $    -
                                           ============  ============  =======

Total Assets (net of intercompany items).  $         7   $     3,023   $3,030
                                           ============  ============  =======
Loss from continuing operations . . . . .  $         -   $      (397)  $ (397)
                                           ============  ============  =======
Loss from discontinued operations . . . .  $      (116)  $         -   $ (116)
                                           ============  ============  =======
Extraordinary item - forgiveness of debt.  $         -   $         -   $    -
                                           ============  ============  =======

Net Loss. . . . . . . . . . . . . . . . .  $      (116)  $      (397)  $ (513)
                                           ============  ============  =======


Effective April 1, 1998, the Company disposed of its oil production segment by sale to an unaffiliated third party.

NOTE  10  -  ENVIRONMENTAL  MATTERS
             ----------------------

Monterey  Park,  California
---------------------------

On December 6, 1989, the Company was notified by the United States Environmental Protection Agency ("EPA") that, under provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Company was considered a potentially responsible party ("PRP") in the clean-up of the Operating Industries, Inc. ("OII") waste disposal site, located in Monterey Park, California. The EPA has also contacted approximately 270 other PRPs who disposed of liquid waste at this site. The Company is in the fourth tier of PRPs notified by the EPA, regarding this site.

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

Santa  Barbara,  California
---------------------------

On February 7, 2000, the Environmental Protection Agency ("EPA") advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable for certain costs associated with site cleanup.

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

NOTE  12  -  CONCENTRATION  OF  BUSINESS  AND  CREDIT  RISK
             ----------------------------------------------

The Company sold substantially all of its oil and gas to Texaco Trading and Transportation, Inc. ("Texaco"). In fiscal year 2000 and 1999, revenue from the sale to Texaco was more than 50% of the Company's gross revenue from continuing operations.

The Company maintains most cash and cash equivalents in short-term (less than 30 days) commercial paper managed by Union Bank of California which does not have Federal Insurance or collaterals to secure the balance. At December 31, 2000 and 1999, unsecured cash and cash equivalents were $1,600,000 and $1,900,000, respectively.


NOTE  13  -  BANKRUPTCY  LIQUIDATION
             -----------------------

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

On December 20, 2000, the U.S. Bankruptcy Court of the Southern District of Texas, Houston Division, entered an Order on Joint Motion for Approval of Compromise and Settlement Agreement Between Petrominerals, Corp. and Bankruptcy Estate of Hydro-Test International, Inc. This order releases Petrominerals from any and all claims it may have had against Hydro-Test. As a result, Petrominerals has removed its investment in Hydro-Test and the related intercompany receivable from its financial statements. Additionally, the remaining prepetition liability has not been pursued by creditors and the Company has recognized the extraordinary gain.


NOTE  14  -  EXTRAORINDARY  ITEM
             -------------------

As a result of the bankruptcy order regarding Hydro-Test (see Note 3), the removal of the prepetition liabilities resulted in a net extraordinary gain of $441,000.


NOTE  15  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            --------------------------------------------------------------------

Results  of  Operations
-----------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):



                                                              2000   1999
                                                              -----  -----
Produced oil and gas sales . . . . . . . . . . . . . . . . .  $ 378  $ 236
Less:
  Operating expenses . . . . . . . . . . . . . . . . . . . .    360    215
  Depreciation, depletion and amortization . . . . . . . . .      3      9
                                                              -----  -----

Results of operations from oil and gas producing activities, excluding corporate overhead and interest costs. . . . . .  $  15  $  12
                                                              =====  =====

NOTE  15  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            --------------------------------------------------------------------
                  (Continued)

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



                                                    2000    1999
                                                   ------  ------
Proved developed and undeveloped reserves: (Mboe)
  Beginning of period . . . . . . . . . . . . . .  $ 147   $   -
  Purchase of minerals in place . . . . . . . . .      -      14
  Revision of previous estimates. . . . . . . . .    (42)    155
  Production. . . . . . . . . . . . . . . . . . .    (18)    (22)
                                                   ------  ------

End of period . . . . . . . . . . . . . . . . . .     87     147

Proved developed reserves:
  Beginning of period . . . . . . . . . . . . . .    147       -
  End of period . . . . . . . . . . . . . . . . .     87     147



*  (Six  mcf  of  natural  gas  has  been converted to one barrel of crude oil).

Discounted  Future  Net  Cash  Flows  Relating  to  Proved  Oil and Gas Reserves
--------------------------------------------------------------------------------

A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 2000 and 1999. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

NOTE  15  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            --------------------------------------------------------------------
                  (Continued)

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



                                                            2000      1999
                                                          --------  --------
Future cash inflows. . . . . . . . . . . . . . . . . . .  $ 1,854   $ 3,159
Future production and development costs. . . . . . . . .   (1,328)   (2,022)
                                                          --------  --------

Future net cash flows. . . . . . . . . . . . . . . . . .      526     1,137
10% annual discount for estimated timing of cash flows .      147       401
                                                          --------  --------

Standardized measure of discounted future net cash flows  $   379   $   736
                                                          ========  ========



Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):



                                               2000     1999
                                              ------  --------
Beginning balance. . . . . . . . . . . . . .  $ 736   $     -
Sales and transfers of oil and gas produced,
  net of production cost . . . . . . . . . .    (18)     (236)
Net changes in prices and production costs,
  based on beginning of year barrels . . . .   (244)   (2,022)
Revisions to previous estimates. . . . . . .   (173)    3,224
Accretion of discount. . . . . . . . . . . .     74      (400)
Other. . . . . . . . . . . . . . . . . . . .      4       170
                                              ------  --------

Ending balance . . . . . . . . . . . . . . .  $ 379   $   736
                                              ======  ========

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
            --------------------------------------------------------------------
              SECURITIES  EXCHANGE  ACT  OF  1934
              -----------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:



                                        Year Named to
                                  Name  Position with Company     Present Position
--------------------------------------  ------------------------  ----------------
                                        President, Chief
                                        Executive Officer, Chief
                                        Financial Officer and
Morris V. Hodges*. . . . . . . . . . .  Director                              1998
Everett L. Hodges**. . . . . . . . . .  Secretary and Treasurer               1998


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


MORRIS  V.  HODGES     65     Director     1979
------------------

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

EVERETT  L.  HODGES     67     Director     1979
-------------------

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
            --------------------------------------------------------------------
              SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)
              -----------------------------------

Biographical  Information  (Continued)
-------------------------

WILLIAM  N.  HAGLER     68     Director     1998
-------------------

Mr. William N. Hagler is Chairman of the Board of Directors, CEO and President of Intermountain Refining Co., Inc., a company he founded in 1984. Intermountain Refining is or has been engaged in petroleum refining and marketing, co-generation of electric power and natural gas production. Since 1955, Mr. Hagler has been continuously employed in various phases of the petroleum industry with Exxon, Cities Service Oil Company, Riffe Petroleum Company,
Plateau, Inc., and Unico, Inc. Mr. Hagler is a President of Red Hills Manufacturing Company and Hagler Oil and Gas Company. Mr. Hagler serves on the Public Utility Commission for the City of Farmington, New Mexico. Mr. Hagler currently sits on the Company's audit committee.

JOHN  C.  MCMAHON     53     Director     1999
-----------------

Mr. John C. McMahon has been employed as Vice President of Koch Oil's West Coast crude oil operations from January 1978 - December 1998. This was a privately held company engaging in the crude oil marketing, gathering and trading of both domestic and foreign crude oil. Mr. McMahon retired from Koch in January 1999 after Koch Oil's assets were sold to E.O.T.T. Mr. McMahon is currently sitting on the Company's audit committee.

JOHN  A.  ERICKSON          Director
------------------

Mr. John A. Erickson, for more than the past ten years, has served as a director and officer of St. James Oil Corporation, County Water Company, La Fortuna Associates and OSCA Development Company and has recently retired as a director of Weybrun Security Company.

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

Audit  Committee  -  This  committee consists of Mr. Hagler and Mr. McMahon. The
----------------
Audit  Committee  is  responsible  for  reviewing  the  scope  and procedures of
---
internal  auditing  work,  the  results  of  independent  audits, the accounting
---
policies  of  management,  and  recommends  to  the Board the appointment of the
---
Company's outside auditors.  This committee did not hold any meetings during the
---
last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE  AT  BOARD  MEETINGS

During the last fiscal year, the Board of Directors of the Company held one regular meeting, two special meetings and one action taken without a meeting. Attendance at such meetings of the Board was 100%.

ITEM  10  -  EXECUTIVE  COMPENSATION
             -----------------------

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 2000, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

SUMMARY  ANNUAL  COMPENSATION  TABLE



                                                          Year  Salary
                                                          ----  -------
Morris V. Hodges, President, Chief Executive Officer and
Chief Financial Officer. . . . . . . . . . . . . . . . .  2000  $42,000


Mr. Hodges was appointed Chairman, President, Chief Executive Officer, and Chief Financial Officer of Petrominerals Corporation on December 30, 1998.

OTHER  COMPENSATION  OF  EXECUTIVE  OFFICERS

The Company provided travel and entertainment expenses to its executive officers and key employees. The Company paid Daniel H. Silverman, its chief operating officer, travel and entertainment expenses which exceeded the lesser of $25,000 or 10% of the cash compensation paid to Mr. Silverman. The total of those travel and entertainment expenses for the year ended December 31, 2000 was $18,000. The aggregate amount of such compensation, as to any other executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee. However, the aggregate amount of such other compensation exceeded 10% of the cash compensation paid to all executive officers or key employees as a group. The total amount of travel and entertainment expenses for the year ended December 31, 2000 was $24,000.

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

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 2000, each of the two non-employee directors who held office were paid $750 per month for the first nine months and each of the three non-employee directors who held office were paid $750 per month for the last three months for a total of $20,250. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND  MANAGEMENT
             ------------------------------------------------------------

The following table lists the beneficial ownership, as of February 21, 2001, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings, Company records or information supplied by the persons named in the table.



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

(2) The 88,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary M. Hodges
Trust. This amount also includes 4,175 shares held directly by Everett L. Hodges, and 10,398 shares held of record by Energy Production & Sales Co., Inc. ("EPS"). The 88,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett L. and Mary M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

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

ITEM  11  -  SECURITY  OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT (Continued)
             -------------------------------------------------------

REPORTABLE  TRANSACTIONS

To the knowledge of the Company, as of May 5, 2001, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 2000 and 1999.


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             --------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

As mentioned in Note 4, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges is Petrominerals Corporation's president, CEO and shareholder.

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

                                     ------
                                     PART IV
                                     -------


ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K
             -------------------------------------------------------------------



                                                                      Page(s)
                                                                      -------
A.  LIST OF DOCUMENTS
--------------------------------------------------------------------

 1.  Report of Brown Armstrong Randall Reyes Paulden & McCown. . . .       13
 Consolidated Balance Sheets at December 31, 2000 and 1999 . . . . .       14
 Consolidated Statements of Operations for the Years Ended
   December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .       15
 Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .       16
 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .       17
 Notes to Consolidated Financial Statements. . . . . . . . . . . . .    18-29

 2.  Financial Statement Schedules
--------------------------------------------------------------------

   The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.

   Schedules for the Years Ended December 31, 2000 and 1999:
     Schedule II - Valuation, Qualifying Accounts and Reserves . . .       39

ITEM  13  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             --------------------------------------------------------
                ON  FORM  8-K  (Continued)
                -------------

3.     Reports  on  Form  8-K
       ----------------------

No  Form  8-K  was  filed  during  fiscal  year  1999  or  2000.

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

                            PETROMINERALS CORPORATION
            SCHEDULE II - VALUATION, QUALIFYING ACCOUNTS AND RESERVES
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (In Thousands)






                                                Balance at    (Recoveries)   Balance at
                                                 Beginning     Charged to      End of
                                                 of Period       Income        Period
                                               -------------  -------------  -----------
Valuation allowance on oil and gas properties
        2000. . . . . . . . . . . . . . . . .  $           -  $         294  $       294
                                               =============  =============  ===========

        1999. . . . . . . . . . . . . . . . .  $           -  $           -  $         -
                                               =============  =============  ===========

                                                Balance at    (Recoveries)   Balance at
                                                 Beginning     Charged to      End of
                                                 of Period       Income        Period
                                               -------------  -------------  -----------

Allowance for doubtful receivable
        2000. . . . . . . . . . . . . . . . .  $           -  $           -  $         -
                                               =============  =============  ===========

        1999. . . . . . . . . . . . . . . . .  $           -  $           -  $         -
                                               =============  =============  ===========

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


     By:  /s/Morris  V.  Hodges
          ---------------------
            Morris  V.  Hodges
            President, Chief Executive Officer Chief Financial Officer, and Director
Dated:

     By:  /s/  Everett  L.  Hodges
          ------------------------
          Everett  L.  Hodges,  Director
Dated:

     By:  /s/  William  N.  Hagler
          ------------------------
          William  N.  Hagler,  Director
Dated:

                                    EXHIBITS

EXHIBIT  21


SUBSIDIARIES  OF  THE  REGISTRANT

1.     Hydro-Test  International,  Inc.