Form 10QSB
period 2001-03-31
PETROMINERALS CORP
filed 2001-05-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB



(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  March  31,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
        For  the  transition  period  from               to            .
                                           -------------    -----------

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   95-2573652
      ---------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              27241 Burbank, Foothill Ranch, California 92610-2500
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  (949) 588-2645
                                  --------------
              (Registrant's telephone number, including area code)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ ]           [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at March 31, 2001 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets March 31, 2001 and December 31, 2000. . . . . . . . .     1
Statements of Operations for the three months ended
  March 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . .     2
Statements of Cash Flows for the three months ended
  March 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . .     3
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .     5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------


                              PETROMINERALS CORPORATION
                                    BALANCE SHEETS
                    (Dollars in thousands, except par value data)




                                                             March 31,   December 31,
                                                              2001          2000
                                                           -----------  -------------
                                                           (Unaudited)    (Audited)
ASSETS
------
Current Assets
  Cash and cash equivalents                                $     1,758  $       1,787
  Accounts receivable, net                                          34             64
  Prepaid expenses                                                  20             30
                                                           -----------  -------------

Total Current Assets                                             1,812          1,881

Restricted Cash                                                     25             25

Property and Equipment, net (including oil and
  gas properties accounted for on the successful
  efforts method)                                                  378            379

Notes Receivable and Other Assets                                   45             25
                                                           -----------  -------------

Total Assets                                               $     2,260  $       2,310
                                                           ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                         $        63  $          13
  Accrued liabilities                                                9              3
  Royalties payable                                                 11             11
                                                           -----------  -------------

Total Current Liabilities                                           83             27
                                                           -----------  -------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                               -              -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
      1,059,404 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively           848            848
  Capital in excess of par value                                   563            563
  Retained earnings                                                766            872
                                                           -----------  -------------

Total Stockholders' Equity                                       2,177          2,283
                                                           -----------  -------------

Total Liabilities and Stockholders' Equity                 $     2,260  $       2,310
                                                           ===========  =============


                See accompanying notes to financial statements.

                           PETROMINERALS  CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                            For the Three Months
                                               Ended March 31
                                           --------------------
                                              2001     2000
                                             -------  -------
                                               (Unaudited)
Revenues
  Oil and gas                                $   81   $   90
  Other income                                   74       26
                                             -------  -------

Total Revenues                                  155      116
                                             -------  -------

Costs and Expenses
  Oil and gas                                   122       84
  Depreciation, depletion and amortization        1        1
  General and administrative                    138      120
  Other expense                                   -        4
                                             -------  -------

Total Costs and Expenses                        261      209
                                             -------  -------

Net Loss                                     $ (106)  $  (93)
                                             =======  =======


Net Loss per Share                           $ (.10)  $ (.09)
                                             =======  =======


Weighted Average Common Shares Outstanding    1,059    1,059
                                             =======  =======


                See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                    For the Three Months
                                                        Ended March 31
                                                    --------------------
                                                        2001     2000
                                                       -------  -------
                                                          (Unaudited)
Cash Flows from Operating Activities
  Net loss                                             $ (106)  $  (93)
  Adjustments to reconcile net loss to net cash used
    from operating activities:
      Depreciation, depletion and amortization              1        1
      Changes in operating working capital:
        (Increase) decrease in accounts receivable         30      (14)
        (Increase) decrease in prepaid                     10        6
        (Decrease) increase in accounts payable            50      (12)
        (Decrease) increase in accrued liabilities          6        -
                                                       -------  -------

Net Cash Used by Operating Activities                      (9)    (112)
                                                       -------  -------

Cash Flows from Investing Activities
  Capital expenditures                                      -      (19)
  Notes receivable                                        (20)      85
                                                       -------  -------

Net Cash Provided (Used) by Investing Activities          (20)      66
                                                       -------  -------

Net Decrease in Cash and Cash Equivalents                 (29)     (46)

Cash and Cash Equivalents at beginning of period        1,787    2,153
                                                       -------  -------

Cash and Cash Equivalents at end of period             $1,758   $2,107
                                                       =======  =======


                See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)




NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial statements to conform to the presentation used in 2001.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

ITEM  2  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
            --------------------------------------------------------------------
            RESULTS  OF  OPERATIONS
            -----------------------


FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, Petrominerals disposed of its wholly owned subsidiary Hydro-Test International, Inc. (Hydro-Test) a New Mexico Corporation acquired in 1993, through a voluntary petition for Chapter 7 bankruptcy on December 20, 2000. As a result of the higher commodity prices, net cash flow increased from a negative cash flow of approximately $(46) for the first three months of 2000 to a negative cash flow of approximately $(29) for the same period in 2001. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

Three  months ended March 31, 2001 as compared with the three months ended March
--------------------------------------------------------------------------------
31,  2000
---------

Oil prices in the first quarter of 2001 slightly decreased from those received in the first quarter of 2000, the Company has recorded total revenues of $155,000 for the three months ended March 31, 2001 versus $116,000 for the same period in 2000. Net realized oil prices decreased from $25.40 per barrel for the three months ended March 31, 2000 to $23.79 for the same period in 2001. Operating expenses were $122,000 for the three months ended March 31, 2001 versus $84,000 for the same period in 2000. General and administrative expenses increased to $138,000 for the three months ended March 31, 2001 versus $120,000 for the same period in 2000. As a result, a net loss increased from $93,000 for the first three months of 2000 to $106,000 for the same period in 2001.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties.

Wyoming  Venture
----------------

On September 20, 2000 the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming. Current production from the two active gas wells is 300 thousand cubic feet per day (65 mcfd net). The Company participated in the drilling of a gas well in the 3rd quarter of 2000 and that well was completed in a Lewis Sandstone interval. Due to completion problems, that well is currently in the process of being recompleted to an Upper Fort Union or Wasatch sand interval. The Company has plans to drill one additional well in the 3rd quarter of this year. That well will target the Lewis Sandstone but will also collect gas content information on the Fort Union coal. This information will allow the Company to complete its reservoir analysis on the coalbed methane potential for its acreage.

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

In addition to the retained working interest, the Company reserved a production payment which was reserved for, and due to uncertainty over realization, and currently has $0 carrying value. Under the purchase and sale agreement, this payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first quarter averaged $20.17 per barrel. Revenue from this note was approximately $46,878 and is reflected in the statements of cash flows as a reduction of notes receivable.

Hillcrest  Beverly  Oil  Corporation  Acquisition
-------------------------------------------------

On March 10, 2000, the Company signed a non-binding letter of intent to purchase 100% of the outstanding stock of Hillcrest Beverly Oil Corporation (HBOC) from a private Nevada corporation. Subsequent to the end of the second quarter, the Company notified the seller that it would not continue its pursuit of this acquisition because the seller was unable to fulfill certain obligations and representations. (See Legal Proceedings, Item 1).

                           PART II - OTHER INFORMATION



ITEM  1.   LEGAL  PROCEEDINGS
           ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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

(b)   Reports  on  Form  8-K - none

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETROMINERALS  CORPORATION
----------------------------------------
(Registrant)



/s/  Morris  V.  Hodges
----------------------------------------
Morris  V.  Hodges
President, CEO & Chief Financial Officer