Form 10QSB
period 2001-06-30
PETROMINERALS CORP
filed 2001-08-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For  the  quarterly  period  ended  June  30,  2001

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

                                    Delaware
                          ------------------------------
      (State or other jurisdiction of incorporation or  organization)
                                   95-2573652
                                   ----------
                       (I.R.S. Employer Identification No.)


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

                                [  ]          [X]
                                 No           Yes

The number of shares of Registrant's common stock outstanding at June 30, 2001 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX








                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at June 30, 2001 and December 31, 2000                    1
Statements of Operations for the Three and Six Months
  Ended June 30, 2001 and 2000                                           2
Statements of Cash Flows for the Six Months Ended
  June 30, 2001 and 2000                                                 3
Notes to Financial Statements                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     5

PART II - OTHER INFORMATION                                              7

SIGNATURES                                                               8

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  FINANCIAL  STATEMENTS
          --------------------------------

                            PETROMINERALS CORPORATION
                                 BALANCE SHEETS
                  (Dollars in thousands, except par value data)



                                                            June 30,    December 31,
                                                             2001          2000
                                                         ------------   ------------

                                                          (Unaudited)   (Audited)
ASSETS
--------------------------------------------------------
Current Assets
  Cash and cash equivalents                               $      1,602  $    1,787
  Accounts receivable, net                                          36          64
  Prepaid expenses                                                  19          30
                                                          ------------  ----------

Total Current Assets                                             1,657       1,881

Restricted Cash                                                     25          25

Property and Equipment, net (including oil and
  gas properties accounted for on the successful
  efforts method)                                                  380         379

Notes Receivable and Other Assets                                   94          25
                                                          ------------  ----------

Total Assets                                              $      2,156  $    2,310
                                                          ============  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
Current Liabilities
  Accounts payable                                        $         76  $       13
  Accrued liabilities                                                9           3
  Royalties payable                                                 11          11
                                                          ------------  ----------

Total Current Liabilities                                           96          27
                                                          ------------  ----------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                               -           -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
      1,059,404 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively            848         848
  Capital in excess of par value                                   563         563
  Retained earnings                                                649         872
                                                          ------------  ----------

Total Stockholders' Equity                                       2,060       2,283
                                                          ------------  ----------

Total Liabilities and Stockholders' Equity                $      2,156  $    2,310
                                                          ============  ==========


1
See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                               For the Three       For the Six
                                Months Ended       Months Ended
                                  June 30,           June 30,
                              ---------------   ----------------

                               2001     2000     2001     2000
                              -------  -------  -------  -------
Revenues
  Oil and gas                 $   79   $   82   $  160   $  172
  Other income                    77       41      151       67
                              -------  -------  -------  -------

Total Revenues                   156      123      311      239
                              -------  -------  -------  -------

Costs and Expenses
  Oil and gas                    134      114      256      198
  Depreciation, depletion
    and amortization               1        1        2        2
  General and administrative     137      119      275      239
  Other expense                    1        3        1        7
                              -------  -------  -------  -------

Total Costs and Expenses         273      237      534      446
                              -------  -------  -------  -------

Net Loss                      $ (117)  $ (114)  $ (223)  $ (207)
                              =======  =======  =======  =======

Net loss per share            $(0.11)  $(0.11)  $(0.21)  $(0.20)
                              =======  =======  =======  =======

Weighted average common
  shares outstanding           1,059    1,059    1,059    1,059
                              =======  =======  =======  =======


2
See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                              For the Six Months Ended
                                                      June 30,
                                                  ----------------

                                                   2001     2000
                                                  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (223)  $ (207)
  Adjustments to reconcile net loss
   to net cash used from operating activities:
    Depreciation, depletion and amortization           2        2
    Changes in operating working capital:
    (Increase) Decrease in accounts receivable        28       (8)
    (Increase) Decrease in prepaid                    11        9
    (Decrease) Increase in accounts payable           63      (81)
    (Decrease) Increase in accrued liabilities         6        -
                                                  -------  -------

Net Cash Used by Operating Activities               (113)    (285)
                                                  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (3)    (171)
  Collection from notes receivable                     -      153
  Purchase of partnership interest                   (69)       -
                                                  -------  -------

Net Cash Used by Investing Activities                (72)     (18)
                                                  -------  -------

Net Decrease in Cash and Cash Equivalents           (185)    (303)

Cash and Cash Equivalents at beginning of period   1,812    2,153
                                                  -------  -------

Cash and Cash Equivalents at end of period        $1,627   $1,850
                                                  =======  =======

3
See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)





NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

ITEM  2  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
            -----------------------------------------------------------------
            RESULTS  OF  OPERATIONS
            -----------------------


FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, Petrominerals disposed of its wholly owned subsidiary Hydro-Test International, Inc. (Hydro-Test) a New Mexico Corporation acquired in 1993, through a voluntary petition for Chapter 7 bankruptcy on December 20, 2000. As a result of the higher commodity prices, net cash flow increased from a negative cash flow of approximately $(303,000) for the first six months of 2000 to a negative cash flow of approximately
$(185,000) for the same period in 2001. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

Six  months  ended  June 30, 2001 as compared with the six months ended June 30,
--------------------------------------------------------------------------------
2000
----

Oil prices in the first half of 2001 slightly decreased from those received in the first half of 2000, the Company has recorded oil and gas sales revenues of $160,000 for the six months ended June 30, 2001 versus $172,000 for the same period in 2000. However, Petrominerals realized other income of approximately $103,000 for production payments received in the first half of 2001 related to the sale of oil and gas properties in 1998 (see 10-KSB for detail). As a result, the Company has recorded total revenues of $311,000 for the six months ended June 30, 2001 versus $239,000 for the same period in 2000. Net realized oil prices decreased from $25.11 per barrel for the six months ended June 30, 2000 to $19.25 for the same period in 2001. Operating expenses were $256,000 for the six months ended June 30, 2001 versus $198,000 for the same period in 2000. General and administrative expenses increased to $275,000 for the six months ended June 30, 2001 versus $239,000 for the same period in 2000. As a result, a net loss increased from $207,000 for the first half of 2000 to $223,000 for the same period in 2001.

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

Wyoming  Venture
----------------

On September 20, 1999, the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming. The Company has current production from three active gas wells, the Balta # 1 a, the Government Clark # 3-12, and the South Baggs # 9-a, which are now producing between 450 to 500 thousand cubic feet per day. The Company participated in the drilling of an additional gas well in the 3rd quarter of 2000 and that well was completed in the Lewis Sandstone interval. Due to completion problems, the well was re-completed to an Upper Fort Union coal interval. Hydraulic fracturing was then accomplished to stimulate production and a pumping unit was placed on the well last week and is making gas but is still being tested. This well is named the Blackstock # 1. The Company then drilled the Huckie # 1. This well originally targeted the Lewis Sandstone and was intended to collect information on the Fort Union coal interval. The Company obtained information for its reservoir analysis on the coalbed methane potential and then tested the Lance and Fort Union coal. The Company is now waiting for evaluation before re-completion in the Fort Union coal at 2800 feet. The Company has four (4) additional well bores to be used for re-completion in the Fort Union coal interval at approximately 2800 feet and plans to continue its coalbed development as soon as analysis on the wells drilled into the coalbed interval has been completed.

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

In addition to the retained working interest, the Company reserved a production payment which was reserved for, and due to uncertainty over realization, and currently has $0 carrying value. Under the purchase and sale agreement, this payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first half averaged $20.87 per barrel. Revenue from this note was approximately $103,000 and is reflected in the statements of operations as other income.

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