Form 10QSB
period 2001-09-30
PETROMINERALS CORP
filed 2001-11-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB





(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  2001

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

                                                Delaware
                          ------------------------------
                                   95-2573652
                                   ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                                      No.)
                       or  organization)

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

                                [  ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at September 30, 2001 was 1,159,404.

                            PETROMINERALS CORPORATION

                                      INDEX







                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at September 30, 2001 and December 31, 2000               1
Statements of Operations for the Three and Nine Months Ended
  September 30, 2001 and 2000                                            2
Statements of Cash Flows for the Nine Months Ended
  September 30, 2001 and 2000                                            3
Notes to Financial Statements                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   5

PART II - OTHER INFORMATION                                              7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                            PETROMINERALS CORPORATION

                                   FORM 10-QSB

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2001

To  the  Board  of  Directors
Petrominerals  Corporation
Foothill  Ranch,  California


We have reviewed the accompanying balance sheet of Petrominerals Corporation as of September 30, 2001, and the related statements of operations for the three and nine months then ended, and the statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Petrominerals Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Management has elected to omit, in accordance with SEC regulations pertaining to the filing of the 10-QSB, substantially all of the disclosures and the statement of shareholders' equity required by accounting principles generally accepted in the United States of America. If the omitted disclosures and the statement of shareholders' equity were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION








Bakersfield,  California
November  8,  2001

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  FINANCIAL  STATEMENTS
          --------------------------------

                            PETROMINERALS CORPORATION
                                 BALANCE SHEETS
                  (Dollars in thousands, except par value data)





                                                            September 30,   December 31,
                                                                2001            2000
                                                           ---------------  -------------
(Unaudited)                                                   (Audited)
ASSETS
---------------------------------------------------------
Current Assets
  Cash and cash equivalents                                $         1,539  $       1,787
  Accounts receivable, net                                             113             64
  Prepaid expenses                                                      10             30
                                                           ---------------  -------------

Total Current Assets                                                 1,662          1,881

Restricted Cash                                                         25             25

Property and Equipment, net (including oil and
  gas properties accounted for on the successful
  efforts method)                                                      630            379
Notes Receivable and Other Assets                                       60             25
                                                           ---------------  -------------

Total Assets                                               $         2,377  $       2,310
                                                           ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current Liabilities
  Accounts payable                                         $           137  $          13
  Accrued liabilities                                                    9              3
  Royalties payable                                                     11             11
                                                           ---------------  -------------

Total Current Liabilities                                              157             27

Long-Term Liabilities
  Note payable                                                         100              -
                                                           ---------------  -------------

Total Liabilities                                                      257             27
                                                           ---------------  -------------

Stockholders' Equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                                   -              -
  Common stock:
    $.80 par value, 20,000,000 shares authorized;
      1,159,404 shares issued and outstanding at
      September 30, 2001 and 1,059,404 shares issued
      and outstanding at December 31, 2000, respectively               928            848
  Capital in excess of par value                                       633            563
  Retained earnings                                                    559            872
                                                           ---------------  -------------

Total Stockholders' Equity                                           2,120          2,283
                                                           ---------------  -------------

Total Liabilities and Stockholders' Equity                 $         2,377  $       2,310
                                                           ===============  =============


                 See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)






                            For the Three     For the Nine
                            Months Ended      Months Ended
                           September 30,                  September 30,
              --------------------------     --------------------------

                               2001     2000     2001     2000
                              -------  -------  -------  -------
Revenues
  Oil and gas                 $   86   $   86   $  246   $  258
  Other income                    62       26      213       93
                              -------  -------  -------  -------

Total Revenues                   148      112      459      351
                              -------  -------  -------  -------

Costs and Expenses
  Oil and gas                    131       73      387      271
  Depreciation, depletion
    and amortization               -        -        2        2
  General and administrative      96      107      371      346
  Other expense                   11       20       12       27
                              -------  -------  -------  -------

Total Costs and Expenses         238      200      772      646
                              -------  -------  -------  -------

Net Loss                      $  (90)  $  (88)  $ (313)  $ (295)
                              =======  =======  =======  =======

Net loss per share            $(0.08)  $(0.08)  $(0.29)  $(0.28)
                              =======  =======  =======  =======

Weighted average common
  shares outstanding           1,063    1,059    1,063    1,059
                              =======  =======  =======  =======



                 See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                     For the Nine
                                     Months Ended
                                           September 30,
                             ---------------------------

                                                   2001     2000
                                                  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (313)  $ (295)
  Adjustments to reconcile net loss
   to net cash used from operating activities:
    Depreciation, depletion and amortization           2        2
    Changes in operating working capital:
    (Increase) decrease in accounts receivable       (49)     (24)
    (Increase) decrease in prepaid                    20       21
    (Decrease) increase in accounts payable          124     (151)
    (Decrease) increase in accrued liabilities         6        -
                                                  -------  -------

Net Cash Used by Operating Activities               (210)    (447)
                                                  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (3)    (315)
  Collection from notes receivable                     -      361
  Purchase of partnership interest                   (35)       -
                                                  -------  -------

Net Cash Used by Investing Activities                (38)      46
                                                  -------  -------

Net Decrease in Cash and Cash Equivalents           (248)    (401)

Cash and Cash Equivalents at beginning of period   1,812    2,153
                                                  -------  -------

Cash and Cash Equivalents at end of period        $1,564   $1,752
                                                  =======  =======




SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:

Noncash  Investing  and  Financing  Activities
----------------------------------------------

In September 2001, the Company incurred debt of $100,000 and issued 100,000 shares of common stock with a value of $150,000 in connection with acquisition of real property.

                 See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)





NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States of America; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


NOTE  3  -  NOTE  PAYABLE  AND  ISSUANCE  OF  COMMON  STOCK
            -----------------------------------------------

On September 20, 2001, the Company issued a promissory note in the amount of $100,000 and issued an additional 100,000 shares of common stock at $1.50 per share to a third party in exchange for ownership in a piece of real property. The note bears interest at 6% per annum and all principal and interest is due and payable on September 20, 2004. Interest will be accrued commencing on the first day of each month starting October 1, 2002. The third party has the option to convert the principal balance into Petrominerals Corporation common stock at $1.50 per share within the first twenty-four months of the term of the note.

ITEM  2  -     MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
RESULTS  OF  OPERATIONS
     --  --------------


FINANCIAL  CONDITION
--------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, Petrominerals disposed of its wholly owned subsidiary Hydro-Test International, Inc. (Hydro-Test) a New Mexico Corporation acquired in 1993, through a voluntary petition for Chapter 7 bankruptcy on December 20, 2000. As a result of the higher commodity prices, net cash flow increased from a negative cash flow of approximately $(401,000) for the first nine months of 2000 to a negative cash flow of approximately $(248,000) for the same period in 2001. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

Nine  months  ended  September  30,  2001 as compared with the nine months ended
--------------------------------------------------------------------------------
September  30,  2000
--------------------

The Company has recorded oil and gas sales revenues of $246,000 for the nine months ended September 30, 2001 versus $258,000 for the same period in 2000. In addition, Petrominerals realized other income of approximately $148,000 in the first nine months of 2001 from a production payment related to the sale of oil properties in 1998. As a result, the Company has recorded total revenues of $459,000 for the nine months ended September 30, 2001 versus $351,000 for the same period in 2000. Net realized oil prices decreased from $25.11 per barrel for the nine months ended September 30, 2000 to $23.51 for the same period in 2001. Operating expenses were $387,000 for the nine months ended September 30, 2001 versus $271,000 for the same period in 2000. General and administrative expenses increased to $371,000 for the nine months ended September 30, 2001 versus $346,000 for the same period in 2000. As a result, net loss increased from $295,000 for the first nine months of 2000 to $313,000 for the same period in 2001.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

In 1998 the Company sold substantially all of its oil and gas properties to an unrelated party. The Company initiated a plan to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. Pursuant to this plan, the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash. In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties.

------
BUSINESS  REVIEW  (Continued)
----------------

Wyoming  Venture
----------------

In September 1999, the Company completed the acquisition of a 25% interest in the approximately 6,000 acre Smith Ranch natural gas field in Southwest Wyoming. The area contains prospects for both conventional and coal seam gas production. At this time, five wells have been completed. Of these, two are producing conventional gas, two conventional wells are shut-in awaiting improved market conditions and one has been completed in the Fort Union coal. Using test data obtained from this well and other information, the Company and its partners are currently conducting an extensive technical and economic evaluation of the coal seam gas prospects in the field. Preliminary results are encouraging.

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and a 100% working interest in 2 producing oil wells in the nearby Hasley Canyon field. Current net production from the 11 active wells on these leases is approximately 35 barrels per day (bopd).

As additional consideration for the 1996 sale, the Company received a production payment under which it is paid monthly an amount equal to one half the difference between a defined posted price and $13.50 per barrel multiplied by the number of barrels produced. Revenue from this production payment for the nine month period ended September 30, 2001 was approximately $148,000 and is reflected in the statement of operations as other income. The production payment currently has a carrying value of zero.

 Hillcrest  Beverly  Oil  Corporation  Acquisition
--------------------------------------------------

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