Form 10KSB
period 2001-12-31
PETROMINERALS CORP
filed 2002-04-24
CIK 77952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     (Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______ to _______.

                          Commission File Number 1-6336

                            PETROMINERALS CORPORATION
                 (Name of small business issuer in its charter)

              DELAWARE                                      95-2573652
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation  or  organization)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form and no disclosure be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  its  most  recent  fiscal  year were approximately
$499,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ]  yes     [X]  no

Transitional  small  business  disclosure  format.    [ ]  yes     [X]  no

The number of shares of Registrant's common stock outstanding was 1,159,404 as of December 31, 2001.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $996,481.

The total number of pages in this Form 10-KSB are 35.

The Index of Exhibits included in this Form 10-KSB is located at page 33

                            PETROMINERALS CORPORATION
                                     PART I


ITEM  1.  BUSINESS

Petrominerals Corporation (Petrominerals or the Company), a Delaware Corporation formed in 1966, has been engaged in oil and gas exploration, drilling, production and other oil industry - related businesses. At various times in the past, the Company has merged with and acquired several companies engaged in similar activities. The common stock of Petrominerals has traded on the Nasdaq National Market System and the Nasdaq Small Cap Market since 1988 and 1998, respectively. In April 1998 substantially all of the Company's oil and gas properties were sold to an unrelated entity. In July, 1998 Hydro-Test International, a wholly owned subsidiary acquired in 1993, ceased commercial operation and subsequently filed a petition for Chapter 7 Bankruptcy. Petrominerals was released and discharged in a final order which was entered in December, 2000.

In September 1989 and again in February 2000, the Company was advised by the Environmental Protection Agency (EPA) that it was potentially responsible for clean-up of waste disposal sites in Monterey Park, California, and Casmalia, California, respectively. Both sites involved the permitted disposition of non-hazardous drilling mud and oil field fluids. In 1973, 1975, and 1977 the waste disposed of at the Monterey Park site was from drilling operation of Century Oil Corporation, subsequently merged into Petrominerals and in 1980 and 1981 waste was disposed of at the Casmalia site from drilling operations in the Santa Maria, California area.

Following protracted negotiations, in 2001 the Company settled both claims for future payments of approximately $725,000. (See item 3 - Legal Proceedings.)

Under the terms of Petrominerals' Nasdaq SmallCap Market Listing Agreement, the Company is required to maintain certain eligibility criteria, including a minimum shareholder equity of $2.0 million. After reserving for the EPA liabilities discussed above, Petrominerals' shareholder equity at December 31, 2001 fell to $1.3 million. The Company intends to notify Nasdaq of this development concurrent with the filing of this Form 10-KSB. Management is currently engaged in negotiations on two separate projects, either one of which is expected to cure the Company's minimum equity deficiency. However, if neither of these efforts is successful, Petrominerals may be delisted from trading on the Nasdaq SmallCap Market. In this event, the Company intends to apply for a listing on the OTC bulletin Board; however, there can be no assurance that the Company will be successful in this effort.

BUSINESS  STRATEGY

Following the sale of most of our oil and gas properties in 1998 Petrominerals has attempted to re-deploy its assets both by acquiring oil and gas producing properties and by merger with another company. In September 1999 we completed the acquisition of a 25% interest in the 6,000 acre Smith Ranch field in southwest Wyoming for $102,000 in cash and a commitment to participate in the drilling of two wells. Following an evaluation of the coal bed methane potential on the acreage, the Company and its partners have concluded that they lack the resources to develop the property and it has been placed on the market for sale. (See Item 2 - Properties.)

On March 10, 2000 the Company signed a non-binding letter of intent to purchase 100% of the outstanding stock of Hillcrest Beverly Oil Corporation from a private Nevada Corporation. In the third quarter of 2000 the Company notified the seller that it was discontinuing pursuit of this acquisition because the seller was unable to fulfill certain obligations. (See Item 3 - Legal Proceedings).

In general, the Company's efforts to acquire oil and gas properties borrow money and/or merge with another company have been significantly hampered by the uncertain nature of the potential EPA liabilities discussed above. While this issue has now been settled and the extent of the liability has been quantified, our cash resources will be substantially reduced as a result of the settlement; and we may not be able to carry out our growth plan on the scale originally contemplated. Nevertheless, management is actively pursuing a number of potential business opportunities.

OPERATING  HAZARDS

Our operations are subject to all of the operating hazards and risks associated with producing oil and gas including, but not limited to, environmental pollution and personal injury. The Company carries general liability insurance.

GOVERNMENTAL  REGULATIONS

Federal, state and local governments impose numerous laws and regulations on the production and sale of oil and gas. In addition, state and Federal regulations have been adopted which pertain to the spacing of wells, prevention of waste of oil and gas, limiting rates of production, prorating of productions, handling of waste water and similar matters. All such laws and regulations are subject to change at any time, and there is no way to ascertain either the likelihood or potential effect of such future changes.

ENVIRONMENTAL  MATTERS

The Company is subject to federal, state and local requirements regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, and protection of health and the environment generally (collectively "Environmental Laws"). Governmental authorities have the power to require compliance with these Environmental Laws, and violators may be subject to civil or criminal penalties, injunctions or both. Third parties may also have the right to sue for damages and/or enforce compliance and to require remediation for contamination.

The Company is also subject to Environmental Laws that impose liability for costs of cleaning up contamination resulting from past spills, disposal and other releases of substances. In particular, an entity may be subject to liability under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws that impose liability - without a showing of fault, negligence or regulatory violations - for the generation, transportation or disposal of hazardous substances that have caused or may cause environmental contamination. In addition, an entity could be liable for cleanup of property it owns or operates even if it did not contribute to contamination of such property.

As discussed above, in 2001 we settled certain EPA claims against the Company and predecessor companies and reserved $725,000 for this expense. (See Item 3 - Legal Proceedings).

SUBSIDIARIES

The  Company  has  no  subsidiaries.

EMPLOYEES

The Company employs one person part time. As a cost-saving measure in late 2001, our president and our secretary agreed to serve in those capacities at no pay.

SEGMENTS

The Company considers its principal business to fall within one industry. All revenues are derived from the Production of oil and gas. (See Item 7
Consolidated  Financial  Statements,  Note  9  for  further  information).


ITEM  2.  PROPERTIES

The Company owns varying interests in oil producing properties in southern California, gas producing properties in southwestern Wyoming and a production payment resulting from the 1998 sale of producing properties.

CALIFORNIA  OIL  PROPERTIES

Under terms of the 1998 sale, we retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a single oil well and an 83.3% working interest in two oil wells in the Hasley Canyon field. All of these properties are in close proximity and are located near Santa Clarita, California. For the year ended December 31, 2001, the operating expenses on these interest exceeded the oil revenues. Management is attempting to dispose of these properties which have been written off.

WYOMING  GAS  PROPERTIES

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing; however test work in the coal beds indicates the presence of substantial gas reserves. Petrominerals and its partners have concluded that they lack the financial resources to develop these reserves and the property is being offered for sale. Management believes that its share of the proceeds of a sale will be sufficient to cover the carrying value of this asset.

PRODUCTION  PAYMENT

As additional consideration for the 1998 sale of its producing properties, we retained a production payment in the amount of $931,000. Petrominerals receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of December 31, 2001 cumulative production payments to the Company totaled $561,000.

OIL  AND  GAS  RESERVE  INFORMATION

The tables located in Note 14 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. As of December 31, 1998, all remaining interests of the California property have been impaired. The reserves are shown in barrels of oil equivalent (boe). Except as set forth in this report, Petrominerals has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the California properties for the years ended December 31, 2000 and 1999 were prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California. The Company's net interest in proved reserves and related valuations for its Wyoming properties for the year ended December 31, 2001 have been prepared by McCartney Engineering, an independent petroleum engineering firm in Denver, Colorado.

Reserve estimate are based upon detailed engineering and geological studies. Where an adequate production trend has been established, extrapolation of production performance is used. If insufficient well data is available for performance calculations, the initial gas or oil in place volumes are estimated from geological interpretation of reservoirs, analysis of production from wells in similar surrounding areas, or other techniques. Petroleum engineering is not an exact science, and it involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Such factors include the price of oil and gas and estimates of oil and gas production and costs. Estimates of reserves and future net revenue costs involve projecting future results by estimating future events. Therefore, there are no assurances that actual productions, revenues, taxes, development expenditures and operating expenses will occur as estimated.

The Company periodically evaluates its oil and gas properties for impairment by determining if the carrying value of the properties exceeds the present value of their estimated future net cash inflows. Current accounting standards do not allow the Company to reinstate previous impairment write-offs.

PRODUCTION  INFORMATION

The following table sets forth the Company's net production of oil and gas for the years ended December 31 (in thousands). Net production represents production owned by Petrominerals and produced to its interest, less royalty and other similar interests.

                                                        2001            2000
                                                       ------          ------

Net annual production Gas (Mmcf)                         13              28
Net annual production Oil (MBbl)                          9              13

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,

                                                        2001            2000
                                                       ------          ------

Average sales price of gas per Mcf                     $ 2.93          $ 2.40
Average sales price of oil per barrel                  $19.45          $23.52
Average production cost per barrel equivalent          $21.21          $21.13

PRODUCTIVE  WELLS  AND  ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. Undeveloped oil and gas properties are properties on which wells have not been drilled. Information on the retained properties and the Wyoming acquisition is shown below. (See Note 1 to the consolidated financial statement located in Item 7 herein for additional details.)

                                                        Gross           Net
                                                       ------          ------

Producing Wells                                            13              74
Developed acreage (acres)                                 860             346
Undeveloped acreage (acres)                             7,150           1,300

COALBED  METHANE  POTENTIAL

The Stateline Field has significant coalbed methane production potential. A Fort Union formation coal seam up to 30 ft thick is present at a depth of approximately 2,900 ft. This coal exhibited good gas content of about 250 SCF/ton, resulting in sufficient in-place reserves. Petrominerals and its partners have concluded that they lack the financial resources to develop these reserves and the property is being offered for sale.


ITEM  3  -  LEGAL  PROCEEDINGS

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company will pay $483,333 plus interest in three installments over the next two years (see Item 7, Note 10 - Environmental Matters).

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the Casmalia Disposal site in which the Company will pay $241,667 in three installments over the next two to three years (see Item 7, Note 10 - Environmental Matters).

An action was filed against the Company in California, along with Morris V. Hodges, Daniel H. Silverman ("Silverman"), Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest Beverly Oil Corporation ("HBOC"), as defendants by Sole Energy Company ("Sole") as plaintiff. The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship and prospective economic advantage. The crux of this matter issued out of letter of intent negotiations between Sole and Nevadacor on the purchase of HBOC. Nevadacor terminated these negotiations with Sole in writing prior to Company's offer to purchase HBOC from Nevadacor. However, and notwithstanding the termination by Nevadacor, Sole joined the Company and Silverman as defendants in this suit. As the Company had been assured that negotiations between Sole and Nevadacor were over, the Company entered into a letter of intent agreement with Nevadacor for the purchase of HBOC. These negotiations were interrupted by the lawsuit filed by Sole and the Company terminated its agreement with Nevadacor. The Company believes that the allegations against the Company and Silverman have no substance or merit and intends to vigorously defend the suit. The case is currently set for trial on July 22, 2002 and there is an appeal pending which could affect the trial date. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition. Further because of the damage caused to Company's economic advantage because of interference by Sole in the Company's agreement for purchase, the Company intends to pursue all remedies available to it from Sole and its principals.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, except for those matters which were apart of the Proxy Statement for the Annual Meeting of Shareholders originally scheduled for September 20, 2001 and rescheduled for October 16, 2001. In addition to the election of a five member Board of Directors as proposal No. 1, and the ratification of the accounting firm as proposal No. 2, a shareholder proposal was submitted as follows: "All assets of the Company should be liquidated within six months and the resulting monies minus all real and projected liabilities should be distributed to stockholders." Proposals No.1 and No. 2 passed and proposal No. 3 was defeated.

                                     PART II


ITEM  5  -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

The Company's common stock is currently traded in the SmallCap System under the nasdaq symbol PTRO. The following table sets forth the range of high and low sales prices on the nasdaq SmallCap System for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:

                                          High    Low
                                          -----  -----

2000
     First quarter                        $2.94  $2.13
     Second quarter                        3.00   1.75
     Third quarter                         2.75   1.38
     Fourth quarter                        2.38   1.19

2001
     First quarter                        $1.53  $0.97
     Second quarter                        1.25   0.87
     Third quarter                         1.85   0.92
     Fourth quarter                        1.28   0.75

The Company has approximately 843 shareholders of record of its common stock as of December 31, 2001.

No regular dividends for Petrominerals' stock have been declared since 1986. The Board of Directors has no current intention to declare or pay dividends in the foreseeable future. The Board of Directors periodically reviews the financial position of the Company and evaluates whether or not it will declare dividends.


ITEM  6  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF  OPERATIONS

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 2001. The Notes to Consolidated Financial Statements as of December 31, 2001, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

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

The Company has two primary assets. First, as a result of the sale of substantially all its California oil and gas producing assets, an agreement was signed on February 4, 1998, effective April 1, 1998, that provided an additional reserve production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the note. Revenue from this note is reflected in the consolidated statements of cash flows as a reduction of notes receivable.

Second, the Company has ownership in oil and gas production. As noted in Item 2, the Company retained an interest in several leases in California as part of the April 1998 sale. The Company has determined that it is no longer economically feasible to continue production operations at these wells. Effective November 2, 2001, the production function was transferred to a third party. At some point in the future, the Company may be responsible for an abandonment liability, the amount of which is unknown at this time; however, management believes that it will not have a material adverse effect on the financial position of the Company.

In September of 1999, the Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc., a Wyoming Corporation. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, two new wells were drilled on the acreage. Currently the Company is considering sale of its coal seam activities with the Wyoming Project and anticipates the completion of a sale by the end of fiscal year 2002.

2001  COMPARED  WITH  2000

The Company had negative cash flows from operations of approximately $241,000 for the year ended December 31, 2001, as compared with negative cash flows from operations of $432,000 in the prior year. The increase in cash flow from operations was primarily the result of the increase in the net loss offset with an increases in accounts payable and a decrease in accounts receivable as well as non-cash losses from impairment of assets.

The Company had a net loss of approximately $1,113,000, compared to a net loss of $127,000 in the prior year. The current year loss was due to the loss from continuing operations of the Company's oil and gas operations and expense related to environmental liability settlements in the amount of $725,000 (see
Item  7,  Note  10  -  Environmental  Matters)

The Company's other income increased by approximately $72,000 during 2001, due primarily to collections received on the 1998 production payment that exceeded its carrying value. (See Item 7, Note 4 - Disposition/Acquisition of Assets).

General and administrative expenses increased by approximately 0.6% due to increased legal fees from the Sole litigation and Casmalia EPA matter. (See Item 3 - Legal Proceedings.)

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page(s)
                                                                         -------

Report of Brown Armstrong Paulden McCown Hill Starbuck & Keeter
  Independent Auditor's Report                                                13

Balance Sheets at December 31, 2001 and 2000                                  14

Statements of Operations for the Years Ended
  December 31, 2001 and 2000                                                  15

Statements of Shareholders' Equity for the
  Years Ended December 31, 2001 and 2000                                      16

Statements of Cash Flows for the Years Ended
  December 31, 2001 and 2000                                                  17

Notes to Financial Statements                                              18-29

                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors  and  Shareholders
Petrominerals  Corporation
Foothill  Ranch,  California


We have audited the accompanying balance sheets of Petrominerals Corporation (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                              BROWN ARMSTRONG PAULDEN
                                              McCOWN HILL STARBUCK & KEETER
                                              ACCOUNTANCY  CORPORATION



Bakersfield,  California
March  19,  2002

                            PETROMINERALS CORPORATION
                                  BALANCE SHEETS
                            DECEMBER 31, 2001 AND 2000
                 (Dollars in thousands, except par value amounts)

                                                                    2001    2000
                                                                  -------  ------
ASSETS
------
Current Assets
  Cash and cash equivalents                                       $1,453   $1,787
  Accounts receivable                                                  -       64
  Prepaid expenses                                                    34       30
                                                                  -------  ------

     Total Current Assets                                          1,487    1,881

Restricted Cash                                                       25       25
Land held for resale                                                 212        -
Property and Equipment, net (including oil and gas properties
accounted for on the successful efforts method)                      436      379

Other Assets                                                          43       25
                                                                  -------  ------

TOTAL ASSETS                                                      $2,203   $2,310
                                                                  =======  ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                $   76   $   13
  Accrued liabilities                                                734        3
  Royalties payable                                                   11       11
                                                                  -------  ------

     Total Current Liabilities                                       821       27

Notes payable                                                        100        -
                                                                  -------  ------

     Total Liabilities                                               921       27
                                                                  -------  ------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                 -        -
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,159,404 and
      1,059,404 shares issued and outstanding at December 31,
      2000 and 1999, respectively                                    928      848
Capital in excess of par value                                       633      563
Retained earnings                                                   (241)     872
Cumulative other comprehensive income                                (38)       -
                                                                  -------  ------

     Total Shareholders' Equity                                    1,282    2,283
                                                                  -------  ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,203   $2,310
                                                                  =======  ======

    The accompanying notes are an integral part of these financial statements

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                (Dollars in thousands, except per share amounts)

                                                             2001     2000
                                                           --------  -------
Revenues
  Oil and gas                                              $   272   $  378
  Other income                                                 227      157
                                                           --------  -------

    Total Revenues                                             499      535
                                                           --------  -------

Costs and Expenses
  Oil and gas                                                  405      360
  Depreciation, depletion and amortization                       3        3
  General and administrative                                   436      432
  Environmental liability settlements (note 10)                725        -
  Impairment loss                                               32      294
  Other expense                                                 11       14
                                                           --------  -------

    Total Costs and Expenses                                 1,612    1,103
                                                           --------  -------

Loss from continuing operations before discontinued
  operations, and extraordinary item                        (1,113)    (568)

  Extraordinary item:
    Forgiveness of debt, net of income tax of $0
      for 2000                                                   -      441
                                                           --------  -------

Net Loss                                                   $(1,113)  $ (127)
                                                           ========  =======

Other Comprehensive Income (Loss)
  Net income                                               $(1,113)  $ (127)
  Unrealized holding gain (loss) on land held for resale       (38)       -
                                                           --------  -------

     Total Other Comprehensive Income (Loss)               $(1,151)  $ (127)
                                                           ========  =======

Basic Earnings per Share
  From continuing operations                               $ (1.02)  $(0.54)
  From extraordinary item                                        -     0.42
                                                           --------  -------

Net Loss per Share                                         $ (1.02)  $(0.12)
                                                           ========  =======

Weighted Average Common Shares Outstanding                 $ 1,086    1,059
                                                           ========  =======

 The accompanying notes are an integral part of these financial statements

                                    PETROMINERALS CORPORATION
                               STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                         (Dollars in thousands, except number of shares)

                                                                              Cumulative
                                                                                 Other
                                  Number of          Capital in                 Compre-
                                   Common             Excess of    Retained     hensive
                                   Shares    Amount   Par Value    Earnings   Income (Loss)    Total
                                  ---------  -------  ----------  ----------  --------------  --------

Balance, December 31, 1999        1,059,404  $   848  $      563  $     999   $           -   $ 2,410

Net loss                                  -        -           -       (127)              -      (127)
                                  ---------  -------  ----------  ----------  --------------  --------

Balance, December 31, 2000        1,059,404      848         563        872               -     2,283

Shares Issued                       100,000       80          70          -               -       150

Net loss                                  -        -           -     (1,113)              -    (1,113)

Unrealized holding gain
  (loss) on land held for resale          -        -           -          -             (38)      (38)
                                  ---------  -------  ----------  ----------  --------------  --------

Balance, December 31, 2001        1,159,404  $   928  $      633  $    (241)  $         (38)  $ 1,282
                                  =========  =======  ==========  ==========  ==============  ========

            The accompanying notes are an integral part of these financial statements

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)

                                                                 2001     2000
                                                               --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(1,113)  $ (127)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
      Gain on debt forgiven - non-cash portion                       -     (448)
      Depreciation, depletion and amortization                       3        3
      Impairment loss                                               32      294
      Accounts receivable                                           64      (10)
      Prepaid expenses                                              (4)       1
      Other assets                                                 (17)       -
      Accounts payable and accrued liabilities                     794     (145)
                                                               --------  -------

Net Cash Used by Operating Activities                             (241)    (432)
                                                               --------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (93)    (321)
  Proceeds from sale of assets                                       -        -
  Notes receivable                                                   -      412
                                                               --------  -------

Net Cash Provided (Used) by Investing Activities                   (93)      91
                                                               --------  -------

Net decrease in cash and cash equivalents                         (334)    (341)

Cash and cash equivalents at beginning of year                   1,787    2,128
                                                               --------  -------

Cash and cash equivalents at end of year                       $ 1,453   $1,787
                                                               ========  =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Purchase of land held for resale through issuing $100 note
  payable and $150 common stock (100,000 shares)               $   250   $    -

  Unrealized holding gain (loss) on land held for resale           (38)       -



    The accompanying notes are an integral part of these financial statements

                            PETROMINERALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
  (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil and natural gas within the United States.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

RESTRICTED  CASH

The Company has a Certificate of Deposit ("CD") with a value of approximately $25 at December 31, 2001 and 2000 that has been recorded as restricted cash. The CD has been pledged to the Bureau of Land Management to cover environmental costs.

REVENUE  RECOGNITION

Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and non-company interests.

PROPERTY  AND  EQUIPMENT

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 2001 and 2000.

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

LAND  HELD  FOR  RESALE

Land held for resale is recorded at the lower of cost or estimated realizable value which is the estimated selling price in the normal course of business less reasonably predictable costs of completion and disposal. The unrealized gains or losses resulting from the application of this method are recorded as other comprehensive income.

INCOME  TAXES

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and the reported net amounts.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to be consistent and comparable from year to year. These reclassifications had no effect upon reported net income.

ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued statements of financial accounting standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." This Statement supersedes FASB
Statement No. 121 and other previous pronouncements addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31 (in thousands):

                                                         2001    2000
                                                        ------  ------

  Developed and Undeveloped Properties                  $ 461   $ 663
    Less: allowance for impairment                        (32)   (294)
                                                        ------  ------

  Net Developed and Undeveloped Properties                429     369
                                                        ------  ------

  Other Property and Equipment
    Furniture, fixtures and equipment                     466     466
    Accumulated depreciation related to other property
      and equipment                                      (459)   (456)
                                                        ------  ------

  Net Other Property and Equipment                          7      10
                                                        ------  ------

Property and Equipment, net                             $ 436   $ 379
                                                        ======  ======

Depreciation, depletion and amortization for the years ended December 31, 2001 and 2000 was $3.

During 2001 and 2000, the Company determined that the decline in estimated oil and gas reserves due to the depletion of the wells currently being pumped in Wyoming indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121. This write down resulted in a charge to income of $32 and $294, respectively, for years ending December 31, 2001 and 2000 which is included in the Statement of Operations as an impairment loss. The estimated fair value of these assets was determined based on an independent appraisal.


NOTE  3  -  DISPOSITION/ACQUISITION  OF  ASSETS

SALE OF OIL AND GAS OPERATING ASSETS (In thousands, except price per barrel)

As a result of the 1998 sale of oil and gas operating assets, the Company reserved a production payment of $931. The production payable was payable in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment was equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced.

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931 production payment given in the exchange. Management determined that approximately 40% ($372) of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 were reduced by $559 to reflect management's revised valuation of the production payment receivable. The previously reported gain was also recalculated from June 30, 1998 to re-capitalize certain assets previously expensed. During the year ended December 31, 1999, due to increase in crude oil prices, the Company received production payments totaling $50, reducing the outstanding receivable to $322. Prices continued to increase during the year ended December 30, 2000 resulting in production payments which exceeded the face value of the receivable. The outstanding receivable at December 31, 2000 was reduced to $0 and the $151 of payments made during the year ended December 31, 2001 in excess of the face value of the production receivable are reported as other income.

NOTE  3  -  DISPOSITION/ACQUISITION  OF  ASSETS  (Continued)

SALE  OF  OIL  AND  GAS  OPERATING  ASSETS  (Continued)

The Company retained an interest in some of its properties. According to the independent engineer's reserve report, the value of reserves related to the remainder properties was $0 at December 31, 2001. The Company has determined that it is no longer economically feasible to continue production operations at these wells. Effective November 2, 2001, the production function was transferred to American Energy. At some point in the future, the Company may be responsible for an abandonment liability, the amount of which is unknown at this time; however, management believes that it will not have a material adverse effect on the financial position of the Company.

PURCHASE  OF  OIL  AND  GAS  OPERATING  ASSETS

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

Petrominerals Corporation                     25%
HAT, LLC                                      14%
Nevadacor Energy, Inc.                        11%

Land  Held  for  Resale
-----------------------

On September 20, 2001, the Company acquired a 49% interest in certain real property located in Signal Hill, California. This land is being held for resale and in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, is carried at the lower of cost or estimated realizable value. The estimated realizable value is the estimated selling price in the normal course of business less reasonably predictable costs of completion and disposal. Unrealized gains or losses are excluded from earnings and reported in a separate component of stockholder's equity as cumulative other comprehensive income (loss).

The carrying amount and estimated market value of the land at December 31 (in thousands), are as follows:

                                                      2001
                                                      ----
                                       Gross Unrealized   Gross Unrealized
                      Amortized Cost         Gains             Losses        Market Value
                      ---------------  -----------------  -----------------  -------------
Land held for resale  $           250  $               -  $              38  $         212
                      ===============  =================  =================  =============

NOTE  4  -  INCOME  TAXES

The provision for income tax was $0 for the years ended December 31, 2001 and 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31 (in thousands):

                                               2001      2000
                                             --------  --------
Deferred Tax Assets:
  Net operating loss carryforwards           $ 2,652   $ 2,309
  Valuation reserve for deferred tax assets   (2,652)   (2,309)
                                             --------  --------

     Net Deferred Tax Assets                 $     -   $     -
                                             ========  ========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $7,800 for Federal income tax purposes that will expire beginning in the year 2003. For financial reporting purposes, a valuation allowance of $2,652 has been recorded to offset the deferred tax asset related primarily to these carryforwards.


NOTE  5  -  NOTES  PAYABLE

On September 20, 2001, the Company entered into a Purchase and Sale Agreement to acquire a forty-nine percent (49%) interest in real property located in Signal Hill, California. As part of this acquisition, the Company pledged to pay to the seller the sum of $100,000, in the form of a Promissory Note, and $150,000 in common stock of the Company. The Promissory Note is due and payable on or before September 20, 2004. Interest only is due and payable at 6% per annum commencing September 20, 2002. The annual principal and interest requirements for years ending December 31 (in thousands), are as follows:

                                     Principal       Total
Year Ending December 31,  Interest    Maturing   Debt Service
------------------------  ---------  ----------  -------------

         2002             $       2  $        -  $           2
         2003                     6           -              6
         2004                     4         100            104
                          ---------  ----------  -------------

                          $      12  $      100  $         112
                          =========  ==========  =============

NOTE  6  -  COMMON  STOCK (In thousands, except par value and per share amounts)

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

No stock options were exercised during the years ended December 31, 2001 and 2000.

On January 9, 1998, the Company's shareholders approved a one for eight reverse split of the Company's common stock. Under the terms of the reverse split, one share of $0.80 par value common stock will be issued for eight shares of $0.10 par value common stock, effective as of January 25, 1998, for shareholders of record on December 8, 1997. All fractional interest will be rounded up to the next whole share. This stock split has been shown retroactively in the audited financial statements as of December 31, 2001 and 2000.

In  February  1997,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 2001 and 2000 are as follows:

                                              2001                            2000
                                              ----                            ----
                                   Weighted                        Weighted
                                Average Shares   Income (Loss)  Average Shares   Income (Loss)
                                (in thousands)     Per Share    (in thousands)     Per Share
                                ---------------  -------------  ---------------  -------------
Basic
  Loss from continuing
    operations                            1,086         (1.02)            1,059         (0.54)
                                ===============                 ===============
Income from discontinued
  operations                                                -                               -
Income from extraordinary item                              -                            0.42
                                                 -------------                   -------------
Net Loss                                                (1.02)                          (0.12)
                                                 =============                   =============
Diluted
  Loss from continuing
    operations                            1,086                           1,059         (0.54)
                                ===============                 ===============
Income from discontinued
  operations                                                -                            0.42
Income from extraordinary item                              -                               -
                                                 -------------                   -------------
Net Loss                                                (1.02)                          (0.12)
                                                 =============                   =============

Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.

NOTE  7  -  RELATED  PARTIES  AND  RELATED  PARTY  TRANSACTIONS

During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving the purchase of property and equipment by the Company and payments to the Company for services (in thousands) were approximately $18 and $32 for 2001 and 2000, respectively.

As mentioned in Note 3, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges is Petrominerals Corporation's president, CEO and shareholder.

NOTE 8 - UNAUDITED QUARTERLY FINANCIAL DATA (In thousands, except per share amounts)

                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter     Year
                                ---------  ---------  ---------  ---------  --------
2001
----
  Revenues                      $    155   $    156   $    148   $     40   $   499
  Costs and expenses                 261        273        238        840     1,612
                                ---------  ---------  ---------  ---------  --------
  Income (loss) from
    continuing operations
  Discontinued operations,          (106)      (117)       (90)      (800)   (1,113)
    net of taxes
  Extraordinary item, net of
    taxes

  Net income (loss)             $   (106)  $   (117)  $    (90)  $   (800)  $(1,113)
                                =========  =========  =========  =========  ========

  Net income (loss) per share   $  (0.10)  $  (0.11)  $  (0.08)  $  (0.73)  $ (1.02)
                                =========  =========  =========  =========  ========


                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter     Year
                                ---------  ---------  ---------  ---------  --------

2000
----
  Revenues                      $    116   $    123   $    112   $    184   $   535
  Costs and expenses                 209        237        200        457     1,103
                                ---------  ---------  ---------  ---------  --------
  Income (loss) from
    continuing operations            (93)      (114)       (88)      (273)     (568)
  Discontinued operations,
    net of taxes                       -          -          -          -         -
  Extraordinary item, net of
    taxes                              -          -          -        441       441
                                ---------  ---------  ---------  ---------  --------

  Net income (loss)             $    (93)  $   (114)  $    (88)  $    168   $  (127)
                                =========  =========  =========  =========  ========

  Net income (loss) per share      (0.09)     (0.11)     (0.08)      0.16     (0.12)
                                =========  =========  =========  =========  ========

NOTE 9 - SEGMENT INFORMATION (In thousands, except per share amounts)

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2001 and 2000:

                                                   Oilfield    Oil Production
                                                   Services      and Sales       Total
                                                   ---------  ----------------  --------
Year Ended December 31, 2001

Revenue from external customers                    $       -  $           272   $   272
                                                   ---------  ----------------  --------
Other revenue                                      $       -  $           227   $   227
                                                   ---------  ----------------  --------
Interest expense                                   $       -  $             -   $     -
                                                   ---------  ----------------  --------
Expenditures for segment assets                    $       -  $            93   $    93
                                                   ---------  ----------------  --------
Depreciation, depletion and amortization           $       -  $             3   $     3
                                                   ---------  ----------------  --------
Asset impairment                                   $       -  $            32   $    32
                                                   ---------  ----------------  --------
Environmental liability settlements (see note 10)  $       -  $           725   $   725
                                                   ---------  ----------------  --------

Total Assets                                       $       -  $         2,203   $ 2,203
                                                   ---------  ----------------  --------
Loss from continuing operations                    $       -  $        (1,113)  $(1,113)
                                                   ---------  ----------------  --------
Loss from discontinued operations                  $       -  $             -   $     -
                                                   ---------  ----------------  --------
Extraordinary item - forgiveness of debt           $       -  $             -   $     -
                                                   ---------  ----------------  --------

Net Gain (Loss)                                    $       -  $        (1,113)  $(1,113)
                                                   =========  ================  ========

                                                   Oilfield    Oil Production
                                                   Services      and Sales       Total
                                                   ---------  ----------------  --------
Year Ended December 31, 2000

Revenue from external customers                    $       -  $           378   $   378
                                                   =========  ================  ========
Other revenue                                      $       -  $           157   $   157
                                                   =========  ================  ========
Interest expense                                   $       -  $             -   $     -
                                                   =========  ================  ========
Expenditures for segment assets                    $       -  $           320   $   320
                                                   =========  ================  ========
Depreciation, depletion and amortization           $       -  $             3   $     3
                                                   =========  ================  ========
Asset impairment                                   $       -  $           294   $   294
                                                   =========  ================  ========

Total Assets (net of intercompany items)           $       -  $         2,310   $ 2,310
                                                   =========  ================  ========
Loss from continuing operations                    $       -  $          (568)  $  (568)
                                                   =========  ================  ========
Loss from discontinued operations                  $       -  $             -   $     -
                                                   =========  ================  ========
Extraordinary item - forgiveness of debt           $     441  $             -   $   441
                                                   =========  ================  ========

Net Gain (Loss)                                    $     441  $          (568)  $  (127)
                                                   =========  ================  ========

Effective April 1, 1998, the Company disposed of its oil production segment by sale to an unaffiliated third party.

Effective with the entry of the bankruptcy court's order dated December 20, 2000, releasing and discharging the Company in the Hydro-Test bankruptcy matter, the Company no longer has activities within the oilfield services industry segment.

NOTE  10  -  ENVIRONMENTAL  MATTERS

MONTEREY  PARK,  CALIFORNIA

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company will pay $483 plus interest in three installments as follows: The first installment of $317 will be due within thirty (30) days following receipt of notice of entry of the Consent Decree. The second installment of $86 (which amount includes interest of $3 at the Superfund rate of 3.35% to the due date) will be due one year after the due date of the first installment. The third installment of $89 (which amount includes interest of $6 at the Superfund rate of 3.35% compounded annually to the due date) will be due two years after the due date of the first installment. As a result, the Company has accrued $483 in liabilities and recorded $483 as settlement expense in its December 31, 2001 financial statements.

SANTA  BARBARA,  CALIFORNIA

On February 7, 2000, the Environmental Protection Agency ("EPA") advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable for certain costs associated with site cleanup.

On December 20, 2001 the Company agreed to a settlement option for liabilities related to Casmalia disposal site in which the Company will pay $242 in three installments as follows: The first installment in the amount of $158 is due within 30 days of notice of entry of the Consent Decree. At the present time, the EPA estimates that Consent Decree will be entered in late summer or early fall, 2002. The second installment of $42 will be due one year from the due date of the first installment. The third installment of $42 will be due two years from the due date of the first installment. The Company has accrued $242 in liabilities and recorded $242 as settlement expense in its December 31, 2001 financial statements.


NOTE  11  -  CONTINGENCIES

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

NOTE  12  -  CONCENTRATION  OF  BUSINESS  AND  CREDIT  RISK

The Company sold substantially all of its oil and gas to Texaco Trading and Transportation, Inc. ("Texaco"). In fiscal year 2001 and 2000, revenue from the sale to Texaco was more than 50% of the Company's gross revenue from continuing operations.

The Company maintains most cash and cash equivalents in short-term (less than 30 days) commercial paper managed by Union Bank of California which does not have Federal Insurance or collaterals to secure the balance. At December 31, 2001 and 2000, unsecured cash and cash equivalents were $1,504 and $1,600, respectively.


NOTE  13  -  SUBSEQUENT  EVENTS

The Company has received inquiries regarding the sale of its coal seam activities within the Wyoming Project and anticipates the completion of a sale by year end.

The Company has also received inquiries regarding the sale of its interest in the land it is holding for resale. The seller of the property is still in the process of removing the storage tanks from this property pursuant to the Purchase and Sale Agreement. Once this has been completed, the Company expects the enter into an agreement to sell the property with closure on or before December 31, 2002.


NOTE  14 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)

RESULTS  OF  OPERATIONS

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):

                                                               2001    2000
                                                              ------  ------

Produced oil and gas sales                                    $ 272   $ 378
Less:
  Operating expenses                                            405     360
  Depreciation, depletion and amortization                        3       3
                                                              ------  ------

Results of operations from oil and gas producing activities,
  excluding corporate overhead and interest costs             $(136)  $  15
                                                              ======  ======

NOTE 14  -  SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
            (Continued)

ESTIMATED  QUANTITIES  OF  OIL  AND  GAS  RESERVES

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

                                                    2001    2000
                                                   ------  ------

Proved developed and undeveloped reserves: (Mboe)
  Beginning of period                              $  87   $ 147
  Purchase of minerals in place                        -       -
  Revision of previous estimates                     (71)    (42)
  Production                                         (14)    (18)
                                                   ------  ------

End of period                                          2      87

Proved developed reserves:
  Beginning of period                                 87     147
  End of period                                        2      87

*  (Six  mcf  of  natural  gas  has  been converted to one barrel of crude oil).

DISCOUNTED  FUTURE  NET  CASH  FLOWS  RELATING  TO  PROVED  OIL AND GAS RESERVES

A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 2001 and 2000. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

NOTE  14  - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
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

                                                           2001     2000
                                                          ------  --------

Future cash inflows                                       $  28   $ 1,854
Future production and development costs                     (25)   (1,328)
                                                          ------  --------

Future net cash flows                                         3       526
10% annual discount for estimated timing of cash flows        -       147
                                                          ------  --------

Standardized measure of discounted future net cash flows  $   3   $   379
                                                          ======  ========

Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):

                                               2001    2000
                                              ------  ------

Beginning balance                             $ 379   $ 736
Sales and transfers of oil and gas produced,
  net of production cost                        133     (18)
Net changes in prices and production costs,
  based on beginning of year barrels            (40)   (244)
Revisions to previous estimates                (612)   (173)
Accretion of discount                            38      74
Other                                           105       4
                                              ------  ------

Ending balance                                $   3   $ 379
                                              ======  ======

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE

None.

                                    PART III


ITEM  9  -  DIRECTORS,  EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE
            SECURITIES  EXCHANGE  ACT  OF  1934

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:

                                                Year Named to
       Name           Position with Company    Present Position
       ----           ---------------------    ----------------

Morris V. Hodges*    President, Chief
                     Executive Officer, Chief
                     Financial Officer and
                     Director                              1998
Everett L. Hodges**  Secretary and Treasurer               1998

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


MORRIS  V.  HODGES                     67                 Director       1979

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

EVERETT  L.  HODGES                    69                 Director       1979

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

ITEM  9  -  DIRECTORS,  EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE
            SECURITIES  EXCHANGE  ACT  OF  1934  (Continued)

BIOGRAPHICAL  INFORMATION  (Continued)

WILLIAM  N.  HAGLER                    69                 Director       1998

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

JOHN  C.  MCMAHON  *                   55                 Director       1999

Mr. John C. McMahon has been employed as Vice President of Koch Oil's West Coast crude oil operations from January 1978 - December 1998. This was a privately held company engaging in the crude oil marketing, gathering and trading of both domestic and foreign crude oil. Mr. McMahon resigned from the Board of Directors after the October 16, 2002, Shareholder meeting because of the press of other matters.

JOHN  A.  ERICKSON                     79                 Director       2000

Mr. John A. Erickson, for more than the past ten years, has served as a director and officer of St. James Oil Corporation, County Water Company, La Fortuna Associates and OSCA Development Company and has recently retired as a director of Weybrun Security Company. Mr. Erickson is currently sitting on the Company's audit committee.

*The Board of Directors has not filed the vacancy on the Board due to the resignation of Mr. McMahon; thus the Board of Directors currently has Four (4) Directors.

STANDING COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

Standing  Committees
--------------------

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

Audit  Committee  -  This committee consists of Mr. Hagler and Mr. Erickson. The
----------------
Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE  AT  BOARD  MEETINGS

During the last fiscal year, the Board of Directors of the Company held one regular meeting and three special meetings. Attendance at such meetings of the Board was 100%.

ITEM  10  -  EXECUTIVE  COMPENSATION

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 2001, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table.

SUMMARY  ANNUAL  COMPENSATION  TABLE

                                                              Year     Salary
                                                              ----     ------

Morris V. Hodges, President, Chief Executive Officer and
Chief Financial Officer                                       2001   $  31,500

Mr. Hodges was appointed Chairman, President, Chief Executive Officer, and Chief Financial Officer of Petrominerals Corporation on December 30, 1998.

OTHER  COMPENSATION  OF  EXECUTIVE  OFFICERS

The Company provided travel and entertainment expenses to its executive officers and key employees. The aggregate amount of such compensation, as to any other executive officer or key employee, did not exceed the lesser of $25,000 or 10% of the cash compensation paid to such executive officer or key employee, nor did the aggregate amount of such other compensation exceeded 10% of the cash compensation paid to all executive officers or key employees as a group.

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

COMPENSATION  OF  DIRECTORS

During the year ended December 31, 2001, each of the two employee directors who held office received no compensation. Two of the non-employee directors who held office were paid $750 per month for 10 months of the year and one remaining non-employee director received $750 per month for 11 months of the year for a total of $23,250 in compensation paid to directors of the Company. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table lists the beneficial ownership. as of April 18, 2002, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings or information supplied by the persons named in the table.

NAME OF DIRECTOR   NUMBER OF SHARES
OR NUMBER OF       AND NATURE OF          PERCENT
PERSONS IN GROUP   BENEFICIAL OWNERSHIP   OF CLASS
-----------------  ---------------------  ---------

John A. Erickson                  9,555        .82%
Everett L. Hodges          88,060 (1)(2)      7.60%
Morris V. Hodges            12,162(1)(3)      1.05%
William N. Hagler                   700        .06%

All directors and officers as a group, including the persons named above
  (4 Persons                    110,477               9.53%)

---------------

     (1) Everett L. Hodges and Morris V. Hodges were each granted 3,125 shares of the Company's common stock under the Directors Stock Compensation Plan in 1994 in lieu of cash directors fees for the period from May 1, 1992 to June 1, 1994. See "Directors Stock Compensation Plan"

     (2) The 88,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary
          M. Hodges Trust. This amount also includes 4,175 shares held directly by Everett L. Hodges, and 10,398 shares held of record by Energy Production & Sales Co., Inc. (EPS). The 88,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett
          L. and Mary M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

     (3) The 12,162 shares beneficially held by Morris V. Hodges includes 1,764 shares held jointly in a family trust by Morris V. and Kathryn M. Hodges. This amount also includes 10,398 shares held of record by Sunset Pipeline and Terminalling, Inc., a company controlled by Mr. Hodges. The 12,162 shares does not include 88,525 shares held by the adult children of Morris V. Hodges and Kathryn M. Hodges, as to which Mr. and Mrs. Morris V. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS  AND  MANAGEMENT

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

REPORTABLE  TRANSACTIONS

To the knowledge of the Company, as of March 19, 2002, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 2001 and 2000.


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

As mentioned in Note 3, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges is Petrominerals Corporation's president, CEO and shareholder.

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

                                     PART IV
                                     -------


ITEM  13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page(s)
                                                                         -------

A.  LIST  OF  DOCUMENTS
    -------------------

    1.  Report of Brown Armstrong Paulden McCown Hill Starbuck & Keeter       13
        Balance Sheets at December 31, 2001 and 2000                          14
        Statements  of  Operations  for  the  Years  Ended
          December 31, 2001 and 2000                                          15
        Statements  of  Shareholders'  Equity  for  the  Years  Ended
          December 31, 2001 and 2000                                          16
        Statements  of  Cash  Flows  for  the  Years  Ended
          December 31, 2001 and 2000                                          17
        Notes to Financial Statements                                      18-29

ITEM  13 - EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K
           (Continued)

2.   Reports  on  Form  8-K
     ----------------------

     No Form 8-K was filed during fiscal year 2000 or 2001.

3.   Exhibits
     --------

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

Dated:                                By:  /s/  Everett  L.  Hodges
                                           -------------------------------------
                                           Everett  L.  Hodges,  Director

Dated:                                By:  /s/  William  N.  Hagler
                                           -------------------------------------
                                           William  N.  Hagler,  Director