Form 10QSB
period 2002-03-31
PETROMINERALS CORP
filed 2002-05-15
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For  the  transition  period  from __________ to __________.

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                              95-2573652
  --------------------------------------------------------------------------
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)

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

                                 [ ]          [X]
                                 No          Yes

The number of shares of Registrant's common stock outstanding at March 31, 2002 was 1,159,404.

                            PETROMINERALS CORPORATION

                                   FORM 10-QSB

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002

To  the  Board  of  Directors
Petrominerals  Corporation
Foothill  Ranch,  California


We have reviewed the accompanying balance sheet of Petrominerals Corporation as of March 31, 2002, and related statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Petrominerals Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has elected to omit, in accordance with SEC regulations pertaining to the filing of the 10-QSB, substantially all of the disclosures and the statement of shareholders' equity required by generally accepted accounting principles. If the omitted disclosures and the statement of shareholders' equity were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

                                      BROWN  ARMSTRONG  PAULDEN
                                      McCOWN  HILL  STARBUCK  &  KEETER
                                      ACCOUNTANCY  CORPORATION


Bakersfield,  California
May  9,  2002

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets March 31, 2002 and December 31, 2001. . . . . . . . .     1
Statements of Operations for the three months ended
  March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .     2
Statements of Cash Flows for the three months ended
  March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .     3
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .     5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                            PETROMINERALS CORPORATION
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                           March 31,     December 31,
                                                              2002           2001
                                                          ------------  --------------
                                                          (Unaudited)     (Audited)
ASSETS
------
Current Assets
  Cash and cash equivalents                               $     1,319   $       1,453
  Accounts receivable                                             210               -
  Prepaid expenses                                                 24              34
                                                          ------------  --------------
    Total Current Assets                                        1,553           1,487

Restricted cash                                                    25              25
Land held for resale                                              212             212
Property and Equipment - net (including oil and gas
  properties accounted for on the successful
  efforts method)                                                 437             436
Other Assets                                                       43              43
                                                          ------------  --------------

TOTAL ASSETS                                              $     2,270   $       2,203
                                                          ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts Payable                                                 80              76
  Accrued liabilities                                             734             734
  Royalties payable                                                11              11
                                                          ------------  --------------
    Total Current Liabilities                                     825             821

Notes payable                                                     100             100
                                                          ------------  --------------
  Total Liabilities                                               925             921
                                                          ------------  --------------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 2,500,000 shares authorized;
    no shares issued and outstanding                                -               -
  Common stock:
    $.80 par value, 20,000,000 shares
    authorized; 1,159,404 shares issued and outstanding at        928             928
    March 31, 2002 and December 31, 2001, respectively
Capital in excess of par value                                    633             633
Retained earnings                                                (178)           (241)
Cumulative other comprehensive income                             (38)            (38)
                                                          ------------  --------------
    Total Shareholders' Equity                                  1,345           1,281
                                                          ------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $     2,270   $       2,203
                                                          ============  ==============

         See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               For the Three Months
                                                   Ended March 31
                                                2002          2001
                                             -------------------------
                                                    (Unaudited)
Revenues
  Oil and gas                                $         -  $        81
  Other income                                       216           74
                                             -----------  ------------

    Total Revenues                                   216          155
                                             -----------  ------------

Costs and Expenses
  Oil and gas                                         41          122
  Depreciation, depletion and amortization             1            1
  General and administrative                         110          138
  Other expenses                                       1            -
                                             -----------  ------------

    Total Costs and Expenses                         153          261
                                             -----------  ------------

Net Income (Loss)                                     62  $      (106)
                                             -----------  ------------

Net Income (Loss) per Share                  $      0.05  $     (0.10)
                                             ===========  ============

Weighted Average Common Shares Outstanding         1,159        1,059
                                             ===========  ============

    See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        For the Three Months
                                                           Ended March 31
                                                          2002         2001
                                                       ------------------------
                                                             (Unaudited)
Cash Flows from Operating Activities
  Net income (loss)                                    $       63   $     (106)
  Adjustments to reconcile net loss to net cash used
    from operating activities:
      Depreciation, depletion and amortization                  1            1
      Changes in operating working capital:
        (Increase) decrease in accounts receivable           (210)          30
        Decrease in prepaid                                    10           10
        Increase in accounts payable                            4           50
        Increase in accrued liabilities                         -            6
                                                       -----------  -----------

Net Cash Used by Operating Activities                        (132)          (9)
                                                       -----------  -----------
Cash Flows from Investing Activities
  Capital expenditures                                         (2)           -
  Notes receivable                                              -          (20)
                                                       -----------  -----------

Net Cash Used by Investing Activities                          (2)         (20)
                                                       -----------  -----------

Net Decrease in Cash and Cash Equivalents                    (134)         (29)
                                                       -----------  -----------

Cash and Cash Equivalents at beginning of period            1,453        1,787
                                                       -----------  -----------

Cash and Cash Equivalents at end of period             $    1,319   $    1,758
                                                       ===========  ===========

        See accompanying notes to consolidated financial statements.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 financial statements to conform to the presentation used in 2002.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

ITEM 2 -  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
          OF  OPERATIONS
          --------------

FINANCIAL  CONDITION

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, Petrominerals disposed of its wholly owned subsidiary Hydro-Test International, Inc. (Hydro-Test) a New Mexico Corporation acquired in 1993, through a voluntary petition for Chapter 7 bankruptcy on December 20, 2000. As a result of the decrease in California operations and an expected reimbursement due to an insurance claim, net cash flow decreased from a negative cash flow of approximately $(29) for the first three months of 2001 to a negative cash flow of approximately $(134) for the same period in 2002. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

Three  months ended March 31, 2002 as compared with the three months ended March
--------------------------------------------------------------------------------
31,  2001
---------

The Company recorded no oil sales for the 1st quarter of 2002. However, the Company has recorded total revenues of $216,000 for the three months ended March 31, 2002 versus $155,000 for the same period in 2001. These revenues consisted primarily of reimbursement from the payment of legal fees resulting from the environmental liability noted in Legal Proceedings, Item 3 of the 10-KSB for the year ended December 31, 2001. Because of the absence of oil sales in the 1st quarter of 2002, there are no net realizable oil prices for comparison purposes against the $23.79 posted the same period in 2001. Operating expenses were $41,000 for the three months ended March 31, 2002 versus $122,000 for the same period in 2001. General and administrative expenses decreased to $110,000 for the three months ended March 31, 2002 versus $138,000 for the same period in 2001. As a result, the Company realized net income of $63,000 for the first three months of 2002 versus a net loss of $106,000 for the same period in 2001.

BUSINESS  REVIEW

Oil  and  Gas  Segment
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. In addition to reviewing merger alternatives, management is currently focusing its efforts on utilizing its cash balance for the acquisition of additional oil and gas producing properties.

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

Both of these wells that were drilled identified not only the gas zones that we expected to encounter but also certain coal seam zones that we had hoped would be present. As discussed in its prior 2000 10-QSB report, the Company is continuing its evaluation of the potential for a coal bed methane development program on its acreage. Thorofare was carried by the Petrominerals Group for of its participation (25% of 50%) in the two new wells until drilling and completion has been recovered. (Also, see Note 7 to the consolidated financial statements in Item 7 for detail).

ITEM 2 -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
          -----------------------------------------------------------------
          RESULTS OF  OPERATIONS  (Continued)
          ----------------------

BUSINESS  REVIEW  (Continued)

Wyoming  Venture  (Continued)
----------------

The Company is currently negotiating with prospective parties for the development of these coal seam gas deposits.

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 producing oil wells in the nearby Hasley Canyon field. Effective November 1, 2001, the Company determined that it is no longer economically feasible to continue production operations at these wells and transferred this function to American Energy.

In addition to the retained working interest, the Company reserved a production payment which was reserved for, and due to uncertainty over realization, and currently has $0 carrying value. Under the purchase and sale agreement, this payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first quarter averaged $15.06 per barrel. Revenue from this note was approximately $13,843 and is reflected in the statements of operations as other income.

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

                          PART II - OTHER INFORMATION



ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


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

None.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

None.


ITEM  5.     OTHER  INFORMATION
             ------------------

None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

Exhibits  -  none

Reports  on  Form  8-K  -  none

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETROMINERALS  CORPORATION
----------------------------------------
(Registrant)



/s/  Morris  V.  Hodges
---------------------------------
Morris  V.  Hodges
President, CEO & Chief Financial Officer