Form 10QSB
period 2002-06-30
PETROMINERALS CORP
filed 2002-08-14
CIK 77952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For  the  transition  period  from            to             .
                                        -----------   ------------

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-2573652
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

                                 [ ]          [X]
                                 No           Yes

The number of shares of Registrant's common stock outstanding at June 30, 2002 was 1,159,404.

                            PETROMINERALS CORPORATION

                                      INDEX



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at June 30, 2002 and December 31, 2001 . . . . . . . . . .     1
Statements of Operations for the Three and Six Months Ended
  June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . .     2
Statements of Cash Flows for the Six Months Ended
  June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . .     3
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . .     5

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .     7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  FINANCIAL  STATEMENTS
          --------------------------------

                             PETROMINERALS CORPORATION
                                   BALACE SHEETS
                   (Dollars in thousands, except par value data)


                                                           June 30,   December 31,
                                                             2002         2001
                                                          ----------  ------------
(Unaudited)                                               (Audited)
ASSETS
------
Current Assets
  Cash and cash equivalents                               $   1,230   $     1,453
  Accounts receivable                                           339             -
  Prepaid expenses                                               26            34
                                                          ----------  ------------
    Total Current Assets                                      1,595         1,487

Restricted cash                                                  25            25
Land held for resale                                            212           212
Property and Equipment - net (including oil and gas
  properties accounted for on the successful
  efforts method)                                               236           436
Other Assets                                                     43            43
                                                          ----------  ------------

TOTAL ASSETS                                              $   2,111         2,203
                                                          ==========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts Payable                                        $     128   $        76
  Accrued liabilities                                           734           743
  Royalties payable                                               9            11
                                                          ----------  ------------
    Total Current Liabilities                                   871           821

Notes payable                                                   100           100
                                                          ----------  ------------
  Total Liabilities                                             971           921
                                                          ----------  ------------

Shareholders' Equity
  Preferred stock:
    .10 par value, 2,500,000 shares authorized;
    no shares issued and outstanding                              -             -
  Common stock:
    .80 par value, 20,000,000 shares
    authorized; 1,159,404 shares issued and outstanding at      928           928
    March 31, 2002 and December 31, 2001, respectively
Capital in excess of par value                                  633           633
Retained earnings                                              (383)         (241)
Cumulative other comprehensive income                           (38)          (38)
                                                          ----------  ------------
    Total Shareholders' Equity                                1,140          1,282
                                                          ----------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   2,111   $      2,203
                                                          ==========  ============

                 See accompanying notes to financial statements.

                                   PETROMINERALS CORPORATION
                                    STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)


                                               For the Three Months      For the Six Months
                                                  Ended June 30             Ended June 30
                                                2002         2001         2002         2001
                                             ------------------------  ------------ -----------
                                                   (Unaudited)               (Unaudited)
Revenues
  Oil and gas                                $       10   $       79   $       10   $      160
  Other income                                      247           77          463          151
                                             -----------  -----------  -----------  -----------

    Total Revenues                                  257          156          473          311
                                             -----------  -----------  -----------  -----------

Costs and Expenses
  Oil and gas                                        35          134           76          256
  Depreciation, depletion and amortization            1            1            2            2
  General and administrative                        226          137          336          275
  Impairment loss                                   200            -          200            -
  Other expenses                                      -            1            1            1
                                             -----------  -----------  -----------  -----------

    Total Costs and Expenses                        462          273          615          534
                                             -----------  -----------  -----------  -----------
Net Income (Loss)                                  (205)        (117)        (142)        (223)
                                             -----------  -----------  -----------  -----------

Net Income (Loss) per Share                  $    (0.18)  $    (0.11)  $    (0.12)  $    (0.21)
                                             ===========  ===========  ===========  ===========

Weighted Average Common Shares Outstanding        1,159        1,059        1,159        1,059
                                             -----------  -----------  -----------  -----------

                 See accompanying notes to financial statements.

                    PETROMINERALS CORPORATION
                    STATEMENTS OF CASH FLOWS
                       (In thousands)

                                                     For the Six
                                                    Months Ended
                                                      June 30,
                                                   2002     2001
                                                  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (142)  $ (223)
  Adjustments to reconcile net loss
  to net cash used from operating activities:
    Depreciation, depletion and amortization           2        2
    Impairment loss                                  200        -
    Changes in operating working capital:
    (Increase) Decrease in accounts receivable      (339)      28
    (Increase) Decrease in prepaid                     8       11
    (Decrease) Increase in accounts payable           52       63
    (Decrease) Increase in accrued liabilities        (2)       6
                                                  -------  -------

Net Cash Used by Operating Activities               (221)    (113)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (2)      (3)
  Purchase of partnership interest                     -      (69)
                                                  -------  -------

Net Cash Used by Investing Activities                 (2)     (72)
                                                  -------  -------

Net Decrease in Cash and Cash Equivalents           (223)    (185)

Cash and Cash Equivalents at beginning of period   1,478    1,812
                                                  -------  -------

Cash and Cash Equivalents at end of period        $1,255   $1,627
                                                  =======  =======

        See accompanying notes to financial statements.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)



NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2 -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          -------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, Petrominerals disposed of its wholly owned subsidiary Hydro-Test International, Inc. (Hydro-Test) a New Mexico Corporation acquired in 1993, through a voluntary petition for Chapter 7 bankruptcy on December 20, 2000. As a result of the termination in California operations and an expected reimbursement due to an insurance claim, net cash flow decreased from a negative cash flow of approximately $(185,000) for the first six months of 2001 to a negative cash flow of approximately $(223,000) for the same period in 2002. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

Six  months  ended  June 30, 2002 as compared with the six months ended June 30,
--------------------------------------------------------------------------------
2001
----

The Company recorded no oil sales for the first six months of 2002. However, the Company has recorded total revenues of $473,000 for the six months ended June 30, 2002 versus $311,000 for the same period in 2001. These revenues consisted primarily of insurance reimbursement for the payment of legal fees resulting from the litigation with Sole Energy Company, Item 3 of the 10-KSB for the year ended December 31, 2001. Because of the absence of oil sales in the first six months of 2002, there are no net realizable oil prices for comparison purposes against the $19.25 per barrel posted the same period in 2001. Operating expenses were $76,000 for the six months ended June 30, 2002 versus $256,000 for the same period in 2001. Due to legal fees resulting from litigation with Sole Energy Company (see Item 3 of the 10-KSB for the year ended December 31, 2001 for details), general and administrative expenses were $336,000 for the six months ended June 30, 2002 versus $275,000 for the same period in 2001. In addition, the Company realized an impairment loss in the amount of $200,000 relating to its Wyoming properties in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company realized a net loss of $142,000 for the first six months of 2002 versus a net loss of $223,000 for the same period in 2001.

BUSINESS REVIEW
---------------

Oil and Gas Segment
-------------------

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

Wyoming  Venture
----------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing; however test work in the coal beds indicates the presence of substantial gas reserves. The Company and its partners have concluded that they lack the financial resources to develop these reserves and the property is being offered for sale. Management believes that its share of the proceeds of a sale will be sufficient to cover the carrying value of this asset.

ITEM  2  - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS  (Continued)
--------------

BUSINESS  REVIEW  (Continued)

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

Hero Nutritional Products, LLC
------------------------------

On May 30, 2002, the Company announced the signing of a purchase agreement to acquire 80% of Hero Nutritional Products, LLC, a California limited liability company, and a leader in the children's vitamins and minerals market subject to the Company's due diligence review. The Company's due diligence review revealed that completion of the acquisition would not be in the best interests of the Company. Subsequently, the Company terminated the acquisition by mutual agreement.

Nasdaq  Delisting  and  Transfer  To  OTC  Bulletin  Board
----------------------------------------------------------

On April 9, 2002, the Company announced that as a result of reserving for certain EPA liabilities as discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company was no longer in compliance with the Nasdaq Small Cap minimum equity standard. Accordingly, the Company was notified by the Nasdaq staff, on April 26, 2002, that the Company no longer complied with the net tangible assets/shareholders' equity/market value of listed securities/net income requirement and was subject to being delisted. On May 30, 2002, the Company announced that Company's representatives appeared before the Nasdaq Hearing Panel to request additional time to return to compliance with the Nasdaq standards and to complete its due diligence regarding the acquisition of Hero Nutritional Products, LLC. ("Hero"). The Hearing Panel rejected the Company's request and delisted the Company's securities effective July 9, 2002. The Company's securities, however, were immediately eligible to trade on the OTC Bulletin Board.

Resignation  of  President  and  Election  of  New  President
-------------------------------------------------------------

The Board, at its July meeting, accepted with regret the resignation of the Company's President and Chief Financial Officer, Mr. Morris V. Hodges, tendered for personal reasons and effective June 30, 2002. Mr. Everett L. Hodges, Vice President, was elected to serve as President and Chief Financial Officer for the remaining term. Subsequently, Mr. Morris V. Hodges also resigned as a Director of the Company for health reasons.

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

None.


ITEM  5.  OTHER  INFORMATION
          ------------------

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

(a) Exhibits - Exhibits 99.1 (Certification of Chief Financial Officer and Chief Executive Officer)

(b) Reports on Form 8-K - One Form 8-K filing occurred on May 23, 2002 to announce that the Company is subject to being delisted from Nasdaq and to announce that the Company has signed an agreement to purchase eighty percent (80%) of the outstanding interest of Hero Nutritional Products, LLC, a California Limited Liability Company.

                                   SIGNATURES





Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETROMINERALS  CORPORATION
----------------------------------------
(Registrant)



/s/  Everett  L.  Hodges
----------------------------------------
Everett L. Hodges
President, CEO & Chief Financial Officer