Form 10QSB
period 2002-09-30
PETROMINERALS CORP
filed 2002-11-22
CIK 77952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB



(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the transition period from              to            .
                                    ------------    -----------

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       95-2573652
    ------------------------------                      ----------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)


                970 Calle Negocio, San Clemente, California 92673
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 366-3888
                                 --------------
                          (Issuer's telephone number)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ]          [X]
                                  No          Yes

The number of shares of Registrant's common stock outstanding at September 30, 2002 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at September 30, 2002 and December 31, 2001 . . . . .     1
Statements of Operations for the Three and Nine Months Ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . .     2
Statements of Cash Flows for the Nine Months Ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . .     3
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .     5

Item 3.  Disclose Controls and Procedures. . . . . . . . . . . . . .     7


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  FINANCIAL  STATEMENTS
          --------------------------------

                                 PETROMINERALS CORPORATION
                                       BALANCE SHEETS
                           (In thousands, except par value data)


                                                             September 30,    December 31,
                                                                 2002             2001
                                                            ---------------  --------------
                                                              (Unaudited)      (Audited)
ASSETS
------
Current Assets
  Cash and cash equivalents                                 $          752   $       1,453
  Accounts receivable                                                  783               -
  Prepaid expenses                                                      15              34
                                                            ---------------  --------------
    Total Current Assets                                             1,550           1,487

Restricted cash                                                         25              25
Land held for resale                                                     -             212
Property and Equipment - net (including oil and gas
  properties accounted for on the successful
  efforts method)                                                      131             436
Other Assets                                                            49              43
                                                            ---------------  --------------

TOTAL ASSETS                                                $        1,755   $       2,203
                                                            ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts Payable                                          $          473   $          76
  Accrued liabilities                                                  408             734
  Royalties payable                                                      -              11
                                                            ---------------  --------------
    Total Current Liabilities                                          881             821

Notes payable                                                            -             100
                                                            ---------------  --------------
  Total Liabilities                                                    881             921
                                                            ---------------  --------------

Shareholders' Equity
  Preferred stock:
    $.10 par value, 2,500,000 shares authorized;
    no shares issued and outstanding                                     -               -
Common stock:
    $.80 par value, 20,000,000 shares authorized;
    1,059,404 and 1,159,404 shares issued and outstanding at
    September 30, 2002 and December 31, 2001, respectively             848             928

Capital in excess of par value                                         563             633
Retained earnings                                                     (537)           (241)
Cumulative other comprehensive income                                    -             (38)
                                                            ---------------  --------------
Total Shareholders' Equity                                             874           1,282
                                                            ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $        1,755   $       2,203
                                                            ===============  ==============


                 See accompanying notes to financial statements

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                For the Three Months        For the Nine Months
                                                   Ended Sept 30               Ended Sept 30
                                                2002          2001           2002         2001
                                             --------------------------  -------------------------
                                                    (Unaudited)                 (Unaudited)
Revenues
  Oil and gas                                $      175   $         86   $       185   $      246
  Other income                                       82             62           347          213
                                             -----------  -------------  ------------  -----------

    Total Revenues                                  257            148           532          459
                                             -----------  -------------  ------------  -----------

Costs and Expenses
  Oil and gas                                       240            131           316          387
  Depreciation, depletion and amortization            -              -             2            2
  General and administrative                         71             96           210          371
  Impairment loss                                   100              -           300            -
  Other expenses                                      -             11             -           12
                                             -----------  -------------  ------------  -----------
    Total Costs and Expenses                        411            238           828          772
                                             -----------  -------------  ------------  -----------
Net Income (Loss)                                  (154)           (90)         (296)        (313)
                                             -----------  -------------  ------------  -----------
Net Income (Loss) per Share                  $    (0.15)  $      (0.08)  $     (0.28)  $    (0.29)
                                             ===========  =============  ============  ===========
Weighted Average Common Shares Outstanding        1,059          1,063         1,059        1,063
                                             ===========  =============  ============  ===========


                 See accompanying notes to financial statements

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        For the Nine
                                                        Months Ended
                                                       September 30,
                                                      2002       2001
                                                    --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (296)  $    (313)
  Adjustments to reconcile net loss
  to net cash used from operating activities:
    Depreciation, depletion and amortization              2           2
    Impairment loss                                     300           -
    Changes in operating working capital:
    (Increase) Decrease in accounts receivable         (783)        (49)
    (Increase) Decrease in prepaid                       19          20
    (Increase) Decrease in other assets                  (6)          -
    (Decrease) Increase in accounts payable             397         124
    (Decrease) Increase in royalties payable            (11)          -
    (Decrease) Increase in accrued liabilities         (326)          6
                                                    --------  ----------

Net Cash Used by Operating Activities                  (704)       (210)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment        3           -
  Capital expenditures                                    -          (3)
  Purchase of partnership interest                        -         (35)
                                                    --------  ----------

Net Cash Used by Investing Activities                     3         (38)
                                                    --------  ----------

Net Decrease in Cash and Cash Equivalents              (701)       (248)

Cash and Cash Equivalents at beginning of period      1,478       1,812
                                                    --------  ----------

Cash and Cash Equivalents at end of period          $   777   $   1,564
                                                    ========  ==========


                 See accompanying notes to financial statements

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - CONTINGENT LIABILITY
         --------------------

As the Company owns 53% of certain wells in the Santa Clarita area and with the continual decline of oil production from the field, the company will be faced in the future with paying its share of the costs of plugging, abandonment and remediation associated with these wells. Management estimates the costs to be between $600,000 and $800,000.

NOTE 4 - GOING CONCERN
         -------------

The ability of Petrominerals Corporation to continue as a going concern is predicated upon, among other things, the final outcome of the litigation disclosed in the legal proceeding section of this form, and the ability to generate cash from operations and obtain financing sources sufficiently to satisfy our future obligations.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. As a result of the termination in California operations and an expected reimbursement due to an insurance claim, net cash flow decreased from a negative cash flow of approximately $(248,000) for the first nine months of 2001 to a negative cash flow of approximately $(701,000) for the same period in 2002. The current low level of cash flow is mainly resulting from normal general and administrative costs. The Company continues to seek new business opportunities; however due to the prolonged depletion of cash resources, future plugging obligation, payments to EPA and the possibility of an unfavorable judgment against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless a new business opportunity can be implemented, the Company prospects are doubtful.

Nine  months  ended  September  30,  2002 as compared with the nine months ended
--------------------------------------------------------------------------------
September 30, 2001
------------------

The Company has recorded oil and gas sales revenues of $185,000 for the nine months ended September 30, 2002 versus $246,000 for the same period in 2001. In addition, Petrominerals realized other income of approximately $347,000 in the first nine months of 2002. Revenues consisted primarily of insurance reimbursements for the payment of legal fees resulting from the litigation with Sole Energy Company, Item 3 of the 10-KSB for the year ended December 31, 2001. As a result, the Company has recorded total revenues of $532,000 for the nine months ended September 30, 2002 versus $459,000 for the same period in 2001. Net realized oil prices decreased from $23.51 per barrel for the nine months ended September 30, 2001 to $21.80 for the same period in 2002. Operating expenses were $316,000 for the nine months ended September 30, 2002 versus $387,000 for the same period in 2001. General and administrative expenses decreased to $210,000 for the nine months ended September 30, 2002 versus $371,000 for the same period in 2001. As a result, net loss decreased from $313,000 for the first nine months of 2001 to $296,000 for the same period in 2002.

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
--------------------------------------------------------------------------------
OF  OPERATIONS  (Continued)
--------------

BUSINESS  REVIEW  (Continued)

Santa  Clarita  Area
--------------------

As a result of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 non-producing oil wells in the nearby Hasley Canyon field. The Hasley wells are being abandoned. Current net production from the 11 active wells on these leases is approximately 24 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

In addition to the retained working interest, the Company reserved a production payment which was reserved for, and due to uncertainty over realization, and currently has $0 carrying value. Under the purchase and sale agreement, this payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average posted price and $13.50, multiplied by the number of barrels produced. Posted prices for the first half averaged $20.87 per barrel. Revenue from this note was approximately $135,000 and is reflected in the statements of operations as other income.

Signal  Hill  Real  Property
----------------------------

On September 20, 2001, the Company acquired a 49% interest in certain real property located in Signal Hill, California. This land was being held for resale and subject to the seller's clean-up of the surface to Company's satisfaction from oil storage tanks and other debris. Because clean-up has not been completed by Seller and because Seller claims that the value of Company stock issued as a consideration for the purchase has declined in value, the Company and Seller have agreed to rescind the transaction and restore the consideration paid by Company. In addition Seller has agreed that should the property sell for more than the $500,000, during a two-year period following the rescission, any overage from such a sale which would otherwise be attributable to the 49% shall be paid to the Company. The carrying amount on the books of the Company is $250,000 and the estimated market value of the land at December 31, 2001, is $212,000.

Nasdaq Delisting and Transfer To OTC Bulletin Board
---------------------------------------------------

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

Resignation of President and Election of New President
------------------------------------------------------

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
--------------------------------------------------------------------------------
OF  OPERATIONS  (Continued)
--------------

BUSINESS  REVIEW  (Continued)

Shareholder  Meeting
--------------------

Because  of  concern  over  the Jury Verdict [See ITEM 1. LEGAL PROCEEDING], the
                                                          ----------------
Board of Directors is actively considering all of its options including reorganization under Chapter 11 and has deferred the date for the Annual Shareholder Meeting until the Company's status is more certain.


ITEM  3  -  DISCLOSURE  CONTROLS  AND  PROCEDURES
            -------------------------------------

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART  II  -  OTHER  INFORMATION



ITEM 1. LEGAL PROCEEDINGS
        -----------------

Petrominerals announced jury Verdict in Litigation, see form 8-K dated November 7, 2002, though judgment has been stayed pending Company's motions to set aside verdict and judgment for Company not withstanding verdict, the Board of Directors is actively considering all of its options including reorganization under Chapter 11 and has deferred the date for the Annual Shareholder Meeting until the Company's status is more certain.

Petrominerals Announces Jury Verdict in Litigation. In prior filings the Company announced that an action was filed against the Company and a former employee, Daniel H. Silverman, in California, along with several other defendants by Sole Energy Company ("Sole"). The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship, prospective economic advantage and fraud. The crux of this matter issued out of letter of intent negotiations between Sole and Nevadacor on the purchase of Hillcrest Beverly Oil Corporation. ("HBOC") Nevadacor terminated these negotiations with Sole in writing prior to Company's offer to purchase HBOC from Nevadacor. However, and notwithstanding the termination by Nevadacor, Sole joined Petrominerals Corporation as a Defendant. A motion for summary judgment in favor of Company was granted; then reversed and is on appeal. An amended complaint naming additional plaintiffs was set for trial over Company's objection and the judge rejected Company's motions to stay the action until after the appeal had been heard and allowed a trial to continue without the presence of necessary defendants. A jury verdict was entered after a lengthy trial against Company for a total of $19,257,416.29. Trial Counsel for Company expressed Company's position in the following words:

   "We believe that this outcome is outrageous. We plan the following:
     1. We will object to the entry of any judgment until such time as the pending appeal is resolved. [In response to the company's objection,
                                      ----------------------------------------
          the trial judge recently ruled that he will not sign the proposed
          -----------------------------------------------------------------
          judgment until after he has had an opportunity to rule on post-trial
          --------------------------------------------------------------------
          motions.]
          ---------
     2.   We will move for new trial and/or remittitur [reduction] of the amount
                                        --             -----------
          of the judgments.
     3.   We will move for JNOV[Judgment (for Defendant) Notwithstanding
          Verdict]
     4.   We will appeal on a number of grounds, including, but not limited to:
                                                ------------------------------
          a. the plaintiffs lack standing having never been parties to the letter of intent and/or assigning away any such rights
          b. there is insufficient evidence of the existence of an agreement/prospective economic advantage
          C. there is no evidence of any wrongful acts by either of the defendants [meaning Petrominerals Corporation and Petrominerals employee, Daniel H. Silverman]
          d. the lost profits damages are based on speculation (as admitted by their expert)
   We are disappointed, but not swayed regarding the merits of the case. "


ITEM 2. CHANGES IN SECURITIES
        ---------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
        -----------------

The Board also determined that the office of Company should be moved to 970 Calle Negocio, San Clemente, CA 92673, Telephone: (949)366-3888 Fax: (949) 366-3889
from: 27241 Burbank, Foothill Ranch, California 92610-2500

ITEM 6. RESIGNATION OF REGISTRANT'S DIRECTORS
        -------------------------------------

Following the June 30, 2002, Board Meeting, Mr. Morris V. Hodges resigned as a Director of the Company for health reasons.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Exhibits - Exhibits 99.1 (Certification of Chief Financial Officer and Chief Executive Officer)

(b) Reports on Form 8-K - One Form 8-K filing occurred on November 7, 2002 to announce that the Company rescinded a stock transaction involving the purchase of land, had an unfavorable judgment in a lawsuit, and had a change of address.

ITEM 8. CHANGE IN FISCAL YEAR
        ---------------------

          N/A

ITEM 9.  SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S
        ----------------------------------------------------

          N/A

                                   SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PETROMINERALS  CORPORATION
----------------------------------
(Registrant)



/s/  Everett  L.  Hodges
----------------------------------
Everett L. Hodges
President, CEO & Chief Financial Officer