Form 10KSB
period 2002-12-31
PETROMINERALS CORP
filed 2003-04-15
CIK 77952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to _______________.

                          Commission File Number 1-6336

                            PETROMINERALS CORPORATION
                 (Name of small business issuer in its charter)

             DELAWARE                                   95-2573652
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                970 CALLE NEGOCIO, SAN CLEMENTE, CALIFORNIA 92673
                -------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (949) 366-3888
                                               --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(G) of the Act:

COMMON STOCK, PAR VALUE $.80
----------------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form and no disclosure be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were approximately
$871,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] yes [X] no

Transitional small business disclosure format. [ ] yes [X] no

The number of shares of Registrant's common stock outstanding was 1,059,404 as of December 31, 2002.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $249,805

The total number of pages in this Form 10-KSB are 35.

The Index of Exhibits included in this Form 10-KSB is located at page 34

                            PETROMINERALS CORPORATION
                                     PART I

ITEM 1.  BUSINESS

Petrominerals Corporation (Petrominerals or the Company), a Delaware Corporation formed in 1966, has been engaged in oil and gas exploration, drilling, production and other oil industry - related businesses. At various times in the past, the Company has merged with and acquired several companies engaged in similar activities. The common stock of Petrominerals is currently trading on the OTC bulletin Board.

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

After reserving for the EPA liabilities discussed above, the Company's shareholder equity at December 31, 2001 fell to $1.3 million. The Company notified Nasdaq under the terms of its Nasdaq SmallCap Market Listing Agreement that required the Company to maintain a minimum shareholder equity of $2.0 million. On May 30, 2002, the Company announced that Company's representatives appeared before the Nasdaq Hearing Panel to request additional time to return to compliance. The Hearing Panel rejected the Company's request and delisted the Company's securities effective July 9, 2002. The Company's securities, however, were immediately eligible and are currently trading on the OTC Bulletin Board.

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

In general, the Company's efforts to acquire oil and gas properties, borrow money and/or merge with another company have been significantly hampered by the uncertain nature of the potential EPA liabilities discussed above. While this issue has now been settled and the extent of the liability has been quantified, our cash resources will be substantially reduced as a result of the settlement; and we may not be able to carry out our growth plan on the scale originally contemplated. Nevertheless, management is actively pursuing a number of potential business opportunities.

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

As discussed above, in 2001 we settled certain EPA claims against the Company and predecessor companies and reserved $725,000 for this expense. (See Financial Statements, Item 7 for further information).

EMPLOYEES

As of December 31, 2002, the Company employed a total of two individuals, both part time.

SEGMENTS

The Company considers its principal business to fall within one industry. All revenues are derived from the Production of oil and gas.

ITEM 2.  PROPERTIES

The Company owns varying interests in oil producing properties in southern California, gas producing properties in southwestern Wyoming and a production payment resulting from the 1998 sale of producing properties.

CALIFORNIA OIL PROPERTIES

Under terms of the 1998 sale, we retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a single oil well and an 83.3% working interest in two oil wells in the Hasley Canyon field. All of these properties are in close proximity and are located near Santa Clarita, California. During the year Management initiated abandonment procedures for the two wells in the Hasley Canyon field. For the year ended December 31, 2002, the operating expenses and abandonment costs for these interests exceeded the oil revenues. Management is attempting to dispose of these properties which have been written off.

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

PRODUCTION PAYMENT

As additional consideration for the 1998 sale of its producing properties, we retained a production payment in the amount of $931,000. Company receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of December 31, 2002 cumulative production payments to the Company totaled $747,686.

OIL AND GAS RESERVE INFORMATION

The tables located in Note 13 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. The reserves are shown in barrels of oil equivalent (boe). Except as set forth in this report, Company has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the California properties for the year ended December
31, 2002 was prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California. The Company's net interest in proved reserves and related valuations for its Wyoming properties for the year ended December 31, 2001 have been prepared by McCartney Engineering, an independent petroleum engineering firm in Denver, Colorado. No reserve report for the Wyoming properties was obtained as the sale of the interest is scheduled to be completed in April of 2003.

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

                                                  2002                     2001
                                                  ----                     ----
Net annual production Gas (Mmcf)                     4                       13
Net annual production Oil (MBbl)                    10                        9

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,
                                                  2002                    2001
                                                  ----                    ----
Average sales price of gas per Mcf               $ 4.75                  $ 2.93
Average sales price of oil per barrel            $21.50                  $19.45
Average production cost per barrel equivalent    $21.21                  $21.21

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

                                                 Gross                    Net
                                                 -----                    ---
Producing Wells                                     74                     13
Developed acreage (acres)                          860                    346
Undeveloped acreage (acres)                      7,150                  1,300

COALBED METHANE POTENTIAL
-------------------------

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company will pay $483,333 plus interest in three installments, the first of which was made in July 2002 and the remaining two are due over the next two years (see Item 7, Note 9 - Environmental Matters).

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the Casmalia Disposal site in which the Company will pay $241,667 in three installments over the next two to three years (see Item 7, Note 9 - Environmental Matters).

         An action was filed against the Company in California, along with Morris V. Hodges, Daniel H. Silverman ("Silverman" a former officer of the Company), Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest Beverly Oil Corporation ("HBOC"), as defendants by Sole Energy Company ("Sole") as plaintiff. The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship and prospective economic advantage. The crux of this matter issued out of a non-binding letter of intent negotiations between Sole and Nevadacor on the purchase of HBOC. Nevadacor terminated these negotiations with Sole in writing prior to Company's offer to purchase HBOC from Nevadacor. However, and notwithstanding the termination by Nevadacor, Sole joined the Company and Silverman as defendants in this suit. As the Company had been assured that negotiations between Sole and Nevadacor were over, the Company entered into a letter of intent agreement with Nevadacor for the purchase of HBOC. These negotiations were interrupted by the lawsuit filed by Sole and the Company terminated its agreement with Nevadacor. The Company believes that the allegations against the Company and Silverman had no substance or merit; however, it has produced a legal quagmire resulting in a Judgment against the Company for $19,257,416.29 as previously announced by the Company. The current progress of the lawsuit is that the Post-Trial Motions Eliminated the Huge $19,257,416.29 Jury Verdict and granted Company a new trial because the evidence received at trial as a matter of law did not support the Verdict. Plaintiffs appealed and Petrominerals and Silverman filed a protective cross appeal. This appeal and cross-appeal is Appellate Case No. G031877. This appeal will review the various post-trial motions (i.e., JNOVs and Motion for New Trial) and, if necessary, the underlying jury trial and the judgment based upon the jury's verdict. Because of the legal quagmire resulting in two appeals by Company and two other appeals by other defendants and one appeal by the Plaintiff this litigation has been material to the Company's financial condition. Further because of the damage caused to Company's economic advantage because of interference by Sole in the Company's agreement for purchase, the Company intends to pursue all remedies available to it from Sole and its principals.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is currently traded in the OTCBB under the symbol PTRO. The following table sets forth the range of high and low sales prices on the OTCBB for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:

                                                High                 Low
                                                ----                 ---
2001
     First quarter                           $     1.53           $    0.97
     Second quarter                                1.25                0.87
     Third quarter                                 1.85                0.92
     Fourth quarter                                1.28                0.75

2002
     First quarter                           $     1.49           $   0.94
     Second quarter                                1.80               0.43
     Third quarter                                 1.00               0.65
     Fourth quarter                                 .56               0.26

The Company has approximately 843 shareholders of record of its common stock as of December 31, 2002.

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

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 2002. The Notes to Financial Statements as of December 31, 2002, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

The current President and CEO of the Company was appointed to his position on July 1, 2002. He continued efforts to cut corporate overhead, disposing of unproductive assets and to locate suitable acquisition and merger opportunities for the Company. The Company has reviewed opportunities and remains actively involved in the process of identifying and reviewing acquisition and merger candidates. The primary goal of management remains to ensure future profitable growth for the Company and to create and maximize value for the shareholders.

The Company has two primary assets. First, as a result of the sale of substantially all its California oil and gas producing assets, an agreement was signed on February 4, 1998, effective April 1, 1998, that provided an additional reserve production payment of $931,000. This payment is paid in installments in any month which certain posted prices for oil produced exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the weighted average price and $13.50, multiplied by the number of barrels produced. There is no stated interest associated with the payment.

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

In September of 1999, the Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc., a Wyoming Corporation. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, two new wells were drilled on the acreage. Currently the Company is considering sale of its coal seam activities with the Wyoming Project and anticipates the completion of a sale before May 1, 2003.

During 2002 and 2001, the Company determined that the decline in estimated oil and gas reserves due to the depletion of the wells currently being pumped in Wyoming indicated impairment of the Company's remaining oil and gas properties. These impairment write downs resulted in charges to income of $300,000 in 2002 and $32,000 in 2001.

2002 COMPARED WITH 2001

The Company had a net loss of approximately $892,000 compared to a net loss of $1,113,000 in the prior year. The current year loss was due to the loss from continuing operations of the Company's oil and gas operations and expense related to costs of litigation. (see Item 7, Note 10 Contingencies)

The Company's other income increased by approximately $6,000 during 2002, due primarily to collections received on the 1998 production payment that exceeded its carrying value. (See Item 7, Note 3 - Disposition/Acquisition of Assets).

General and administrative expenses increased by approximately 147% due to increased legal fees from the Sole litigation. (See Item 3 - Legal Proceedings and Item 7, Note 10 - Contingencies)

The Company had negative cash flows from operations of approximately $927,000 for the year ended December 31, 2002, as compared with a negative cash flow from operations of $241,000 in the prior year. The decrease in cash flow from operating activities was primarily the result of the Sole litigation. (See Item 3 - Legal Proceedings and Item 7, Note 10 - Contingencies)

After reserving for the EPA liabilities discussed above, the Company's shareholder equity at December 31, 2001 fell to $1.3 million. The Company notified Nasdaq under the terms of its Nasdaq SmallCap Market Listing Agreement that required the Company to maintain a minimum shareholder equity of $2.0 million. On May 30, 2002, the Company announced that Company's representatives appeared before the Nasdaq Hearing Panel to request additional time to return to compliance. The Hearing Panel rejected the Company's request and delisted the Company's securities effective July 9, 2002. The Company's securities, however, were immediately eligible and are currently trading on the OTC Bulletin Board.
                                                                               8

ITEM 7 - INDEPENDENT AUDITORS' REPORT AND
         FINANCIAL STATEMENTS FOR THE YEARS ENDED
         DECEMBER 31, 2002 AND 2001

                                TABLE OF CONTENTS

Independent Auditors' Report..............................................10

Balance Sheets............................................................11
Statements of Operations..................................................12

Statement of Ssareholders' Equity.........................................13
Statements of Cash Flows..................................................14
Notes to the Financial Statements.........................................15-26

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Petrominerals Corporation
San Clemente, California

We have audited the accompanying balance sheet of Petrominerals Corporation (a Delaware corporation) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Petrominerals Corporation as of December 31, 2001 were audited by other auditors, whose report dated March 19, 2002 expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation as of December 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California
April 8, 2003

                                    PETROMINERALS CORPORATION
                                          BALANCE SHEETS
                                    DECEMBER 31, 2002 AND 2001
(Dollars in thousands, except par value amounts)
-------------------------------------------------------------------------------------------------

                                              ASSETS

                                                                        2002             2001
                                                                    ------------     ------------
Current Assets
  Cash and cash equivalents                                         $       429      $     1,453
  Accounts receivable                                                        33               --
  Notes receivable                                                          100               --
  Prepaid expenses                                                           61               34
                                                                    ------------     ------------

     Total current assets                                                   623            1,487

Restricted cash                                                              25               25
Land held for resale                                                         --              212
Property and Equipment, net (including oil and gas properties
accounted for on the successful efforts method)                             131              436

Deposits                                                                    139               43
                                                                    ------------     ------------

    Total assets                                                    $       918      $     2,203
                                                                    ============     ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $       231      $        76
  Accrued liabilities                                                       409              734
  Royalties payable                                                          --               11
                                                                    ------------     ------------

     Total current liabilities                                              640              821

Notes payable                                                                --              100
                                                                    ------------     ------------

     Total liabilities                                                      640              921
                                                                    ------------     ------------

Shareholders' equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding                                       --               --
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,059,404 and
      1,159,404 shares issued and outstanding at December 31,
      2002 and 2001, respectively                                           848              928
Capital in excess of par value                                              563              633
Accumulated deficit                                                      (1,133)            (241)
Cumulative other comprehensive income                                        --              (38)
                                                                    ------------     ------------

     Total shareholders' equity                                             278            1,282
                                                                    ------------     ------------

    Total liabilities and shareholders' equity                      $       918      $     2,203
                                                                    ============     ============

            The accompanying notes are an integral part of these financial statements

                                                                                               11

                               PETROMINERALS CORPORATION
                               STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                   (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------

                                                                2002           2001
                                                             ----------     ----------
Revenues
  Oil and gas                                                $     211      $     272
  Other income                                                     233            227
  Insurance recoveries                                             427             --
                                                             ----------     ----------

    Total Revenues                                                 871            499
                                                             ----------     ----------

Costs and Expenses
  Oil and gas                                                      383            405
  Depreciation, depletion and amortization                           2              3
  General and administrative                                     1,078            436
  Environmental liability settlements                               --            725
  Impairment loss                                                  300             32
  Other expense                                                     --             11
                                                             ----------     ----------

    Total Costs and Expenses                                     1,763          1,612
                                                             ----------     ----------

Net Loss                                                     $    (892)     $  (1,113)
                                                             ==========     ==========

Other Comprehensive Income (Loss)
  Net loss                                                   $    (892)     $  (1,113)
  Unrealized holding gain (loss) on land held for resale            38            (38)
                                                             ----------     ----------

     Total Other Comprehensive Income (Loss)                 $    (854)     $  (1,151)
                                                             ==========     ==========

Net Loss per Share                                           $   (0.84)     $   (1.02)
                                                             ==========     ==========

Weighted Average Common Shares Outstanding                       1,059          1,086
                                                             ==========     ==========

       The accompanying notes are an integral part of these financial statements

                                                                                    12

                                                   PETROMINERALS CORPORATION
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                        (Dollars in thousands, except number of shares)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   CUMULATIVE
                                                                                                     OTHER
                                    NUMBER OF                      CAPITAL IN                       COMPRE-
                                     COMMON                         EXCESS OF      ACCUMULATED      HENSIVE
                                     SHARES          AMOUNT         PAR VALUE        DEFICIT      INCOME (LOSS)       TOTAL
                                   -----------     -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2000          1,059,404      $      848      $      563      $      872      $       --      $    2,283

Shares Issued                         100,000              80              70              --              --             150

Net loss                                   --              --              --          (1,113)             --          (1,113)

Unrealized holding
  loss on land held for resale             --              --              --              --             (38)            (38)
                                   -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2001          1,159,404             928             633            (241)            (38)          1,282

Retirement of shares issued
   in 2001                           (100,000)            (80)            (70)             --              --            (150)

Net loss                                   --              --              --            (892)             --            (892)

Reversal of unrealized
   holding loss on land held
   for sale                                --              --              --              --              38              38
                                   -----------     -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2002          1,059,404      $      848      $      563      $   (1,133)     $       --      $      278
                                   ===========     ===========     ===========     ===========     ===========     ===========

                           The accompanying notes are an integral part of these financial statements

                                                                                                                            13

                            PETROMINERALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                              2002        2001
                                                            --------    --------

Cash flows from operating activities:
   Net loss                                                 $  (892)    $(1,113)
   Adjustment to reconcile net loss to net cash
      used by operating activities:
      Depreciation, depletion and amortization                    2           3
      Impairment loss                                           300          32
   Changes in operating assets and liabilities:
      Accounts receivable                                       (33)         64
      Prepaid expenses                                          (27)         (4)
      Deposits                                                  (96)        (17)
      Accounts payable and accrued liabilities                 (181)        794
                                                            --------    --------

Net cash used by operating activities                          (927)       (241)
                                                            --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                             (2)        (93)
  Proceeds from sale of assets                                    5          --
  Note receivable                                              (100)         --
                                                            --------    --------

Net cash used by investing activities                           (97)        (93)
                                                            --------    --------

Net decrease in cash and cash equivalents                    (1,024)       (334)

Cash and cash equivalents at beginning of year                1,453       1,787
                                                            --------    --------

Cash and cash equivalents at end of year                    $   429     $ 1,453
                                                            ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

Reversal in 2002 and purchase in 2001 of land held for
   resale through issuing $100 note payable and $150
   common stock (100,000 shares)                            $  (250)    $   250
                                                            ========    ========

Unrealized holding loss on land held for resale and
   reversal                                                 $    38     $   (38)
                                                            ========    ========

    The accompanying notes are an integral part of these financial statements

                            PETROMINERALS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
               (Dollars in thousands, except oil price per barrel,
               ---------------------------------------------------
                   par value amounts, and per share amounts)
                   -----------------------------------------

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BUSINESS
--------

Petrominerals Corporation's (the Company's) principal business activities consist of the production and sale of crude oil and natural gas within the United States.

USE OF ESTIMATES
----------------

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

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

RESTRICTED CASH
---------------

The Company has a Certificate of Deposit ("CD") with a value of approximately $25 at December 31, 2002 and 2001 that has been recorded as restricted cash. The CD has been pledged to the Bureau of Land Management to cover environmental costs.

REVENUE RECOGNITION
-------------------

Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and non-company interests.

PROPERTY AND EQUIPMENT
----------------------

Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 2002 and 2001.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These statements require the review of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. They established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
               (Dollars in thousands, except oil price per barrel,
               ---------------------------------------------------
                   par value amounts, and per share amounts)
                   -----------------------------------------

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    ------------------------------------------

Impairment loss under SFAS No. 121 and 144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statements require the impairment review to be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in an impairment review of the Santa Clarita, California, and Carbon County, Wyoming, properties.

The Company adopted SFAS No. 121 in 1996 and SFAS No. 144 in 2002. The future impairment loss on the oil and gas properties has been calculated as the difference between the asset book carrying amounts and future discounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. At December 31, 2002 and 2001, due to the depletion of the wells currently being pumped at the Wyoming properties, impairments were indicated.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------------------

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments.

LAND HELD FOR RESALE
--------------------

Land held for resale is recorded at the lower of cost or estimated realizable value which is the estimated selling price in the normal course of business less reasonably predictable costs of completion and disposal. The unrealized gains or losses resulting from the application of this method are recorded as other comprehensive income.

INCOME TAXES
------------

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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
               (Dollars in thousands, except oil price per barrel,
               ---------------------------------------------------
                   par value amounts, and per share amounts)
                   -----------------------------------------

2 - PROPERTY AND EQUIPMENT
    ----------------------

Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31 (in thousands):

                                                           2002          2001
                                                        ----------    ----------

  Developed and Undeveloped Properties                  $     431     $     461
    Less: allowance for impairment                           (300)          (32)
                                                        ----------    ----------
  Net Developed and Undeveloped Properties                    131           429
                                                        ----------    ----------

  Other Property and Equipment
    Furniture, fixtures and equipment                         451           466
    Accumulated depreciation related to other property
      and equipment                                          (451)         (459)
                                                        ----------    ----------
  Net Other Property and Equipment
                                                               --             7
                                                        ----------    ----------

Property and Equipment, net                             $     131     $     436
                                                        ==========    ==========

Depreciation, depletion and amortization for the years ended December 31, 2002 and 2001 were $2 and $3, respectively.

During 2002 and 2001, the Company determined that the decline in estimated oil and gas reserves due to the depletion of the wells currently being pumped in Wyoming indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121 and 144. This write down resulted in a charge to income of $300 and $32, respectively, for years ending December 31, 2002 and 2001 which are included in the statements of operations as impairment losses.

3 - DISPOSITION/ACQUISITION OF ASSETS
    ---------------------------------

SALE OF OIL AND GAS OPERATING ASSETS (In thousands, except price per barrel)
------------------------------------

As a result of the 1998 sale of oil and gas operating assets, the Company reserved a production payment of $931. The production payable was payable in installments in any month in which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment was equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced.

In the third quarter of 1998, persistent declines in the price of oil triggered management to reevaluate both the recorded value and net realizable value of the $931 production payment given in the exchange. Management determined that approximately 40% ($372) of the stated value of the production payment will be realized by the Company. Accordingly, the proceeds from the sale and the gain as previously reported at June 30, 1998 were reduced by $559 to reflect management's revised valuation of the production payment receivable. The previously reported gain was also recalculated from June 30, 1998 to re-capitalize certain assets previously expensed. During the year ended December 31, 1999, due to increase in crude oil prices, the Company received production payments totaling $50, reducing the outstanding receivable to $322. Prices continued to increase during the year ended December 30, 2000 resulting in production payments which exceeded the face value of the receivable. The outstanding receivable at December 31, 2000 was reduced to $0, $187 and $151 of payments made during the years

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

SALE OF OIL AND GAS OPERATING ASSETS (Continued)
------------------------------------

ended December 31, 2002 and 2001, respectively, in excess of the face value of the production receivable are reported as other income.

The Company retained an interest in some of its properties. According to the independent engineer's reserve report, the value of reserves related to the remainder properties was $0 at December 31, 2002 and 2001. The Company had determined that it is no longer economically feasible to continue production operations at these wells. Effective November 2, 2001, the production function was temporarily transferred to American Energy. During 2002, the Company reassumed the production function and continued the operation of these wells.

PURCHASE OF OIL AND GAS OPERATING ASSETS
----------------------------------------

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

LAND HELD FOR RESALE
--------------------

On September 20, 2001, the Company acquired a 49% interest in certain real property located in Signal Hill, California. As of December 31, 2001 and 2002, this land was being held for resale and in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" and carried at the lower of cost or estimated realizable value. The estimated realizable value was the estimated selling price in the normal course of business less reasonably predictable costs of completion and disposal. Unrealized gains or losses are excluded from earnings and reported in a separate component of stockholder's equity as cumulative other comprehensive income (loss).

The carrying amount and estimated market value of the land at December 31 (in thousands), was as follows:

                                                2002
                      ----------------------------------------------------------
                                        GROSS          GROSS
                        AMORTIZED     UNREALIZED     UNREALIZED
                          COST          GAINS          LOSSES       MARKET VALUE
                      ------------   ------------   ------------    ------------

Land held for resale  $        --    $        --    $       (38)    $        --
                      ============   ============   ============    ============

                            PETROMINERALS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

LAND HELD FOR RESALE              (Continued)
--------------------

                                                2001
                      ----------------------------------------------------------
                                        GROSS          GROSS
                        AMORTIZED     UNREALIZED     UNREALIZED
                          COST          GAINS          LOSSES       MARKET VALUE
                      ------------   ------------   ------------    ------------

Land held for resale  $       250    $        --    $        38     $       212
                      ============   ============   ============    ============

On October 11, 2002, the Company exercised its rescission rights per the acquisition agreement and rescinded the purchase. A rescission and mutual release agreement was executed in conjunction with the rescission. The Company effectively reversed the recording of the purchase transaction as of December 31, 2002 and retired the 100,000 shares and cancelled the note payable.

4 - INCOME TAXES
    ------------

The provision for income tax was $0 for the years ended December 31, 2002 and 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31 (in thousands):

                                                           2002           2001
                                                         --------       --------
Deferred Tax Assets:
  Net operating loss carryforwards                       $ 2,852        $ 2,652
  Impairment loss
Valuation reserve for deferred tax assets                    102             --
                                                          (2,954)        (2,652)
                                                         --------       --------
     Net Deferred Tax Assets                             $    --        $    --
                                                         ========       ========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $8,388 for Federal income tax purposes that will expire beginning in the year 2003. For financial reporting purposes, a valuation allowance of $2,954 and $2,652 have been recorded to offset the deferred tax asset related primarily to these carryforwards as of December 31, 2002 and 2001, respectively.

5 - NOTES PAYABLE
    -------------

On September 20, 2001, the Company entered into a Purchase and Sale Agreement to acquire a forty-nine percent (49%) interest in real property located in Signal Hill, California. As part of this acquisition, the Company pledged to pay to the seller the sum of $100,000, in the form of a Promissory Note, and $150,000 in common stock of the Company. The Promissory Note was due and payable on or before September 20, 2004. Interest only was due and payable at 6% per annum commencing September 20, 2002.

On October 11, 2002, the Company exercised its rescission rights per the acquisition agreement and rescinded the purchase and cancelled the note payable, see Note 3, Land Held for Resale.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

6 - COMMON STOCK (In thousands, except par value and per share amounts)
    ------------

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

In September 1999, the Company entered into an agreement with a key employee. Under this agreement, the Company granted stock options to purchase up to 60,000 shares of common stock to the key employee. Under the terms of the agreement, the employee can purchase 20,000 shares of common stock at a price of $3.00 per share vesting upon execution of the engagement agreement; another 20,000 shares of common stock at a price of $3.00 per share vesting in six months from the execution date of the engagement agreement; and another 20,000 shares of common stock at a price of $5.00 per share vesting in eighteen months from the execution date of the engagement agreement. These options have a five year life and expire in September 2004.

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

No stock options were exercised during the years ended December 31, 2002 and 2001.

In 2001 in conjunction with the purchase of the Signal Hill property, the Company issued 100,000 shares of common stock valued at $150,000. On October 11, 2002, the Company retired the shares issued in 2001 in connection with rescission of the land purchase, see Note 3, Land Held for Resale.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 2002 and 2001 are as follows:

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

6 - COMMON STOCK (Continued)
    ------------

                                2002                           2001
                                ----                           ----
                      Weighted                       Weighted
                   Average Shares   Income (Loss)  Average Shares  Income (Loss)
                   (in thousands)     Per Share    (in thousands)    Per Share
                   --------------   -------------  --------------  -------------
Basic
  Net loss               1,059        $  (0.84)         1,086        $  (1.02)
                     ==========       =========      =========       =========
Diluted
  Net loss               1,059        $  (0.84)         1,086        $  (1.02)
                     ==========       =========      =========       =========

Basic and diluted earnings per share are the same, as any impact from the exercise of stock options would be anti-dilutive.

7 - RELATED PARTIES AND RELATED PARTY TRANSACTIONS
    ----------------------------------------------

During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving rent paid by the Company (in thousands) were approximately $18 for 2002 and 2001, respectively.

As mentioned in Note 3, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges was Petrominerals Corporation's President and CEO until July 1, 2002.

On July 17, 2002, the Company issued a note receivable to Nevadacor Energy, Inc. in the amount of $100. The note bears interest at 7% per annum commencing on January 1, 2003. The due date on the note is June 30, 2003 and the note is secured by Nevadacor's interest in the Wyoming property.

In August 2002, the Company entered into a lease agreement for office space with an entity owned by an officer of the Company. The term of the lease is one year. Total minimum lease payments due for the year ended December 31, 2003 are $12.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

8 - UNAUDITED QUARTERLY FINANCIAL DATA (In thousands, except per share amounts)
    ----------------------------------

                                  FIRST         SECOND          THIRD         FOURTH
                                 QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                ----------     ----------     ----------     ----------     ----------
            2002
            ----
Revenues                        $     216      $     257      $     257      $     141      $     871
Costs and expenses                    153            462            411            737          1,763
                                ----------     ----------     ----------     ----------     ----------

Net income (loss)               $      63      $    (205)     $    (154)     $    (596)     $    (892)
                                ==========     ==========     ==========     ==========     ==========

Net income (loss) per share     $    0.05      $   (0.18)     $   (0.15)     $   (0.56)     $   (0.84)
                                ==========     ==========     ==========     ==========     ==========

            2001
            ----
Revenues                        $     155      $     156      $     148      $      40      $     499
Costs and expenses                    261            273            238            840          1,612
                                ----------     ----------     ----------     ----------     ----------

Net income (loss)               $    (106)     $    (117)     $     (90)     $    (800)     $  (1,113)
                                ==========     ==========     ==========     ==========     ==========

Net income (loss) per share     $   (0.10)     $   (0.11)     $   (0.08)     $   (0.73)     $   (1.02)
                                ==========     ==========     ==========     ==========     ==========

9 - ENVIRONMENTAL MATTERS
    ---------------------

MONTEREY PARK, CALIFORNIA
-------------------------

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company will pay $483 plus interest in three installments as follows: The first installment of $317 was due and paid within thirty (30) days following receipt of notice of entry of the Consent Decree (June 7, 2002). The second installment of $86 (which amount includes interest of $3 at the Superfund rate of 3.35% to the due date) will be due one year after the due date of the first installment. The third installment of $89 (which amount includes interest of $6 at the Superfund rate of 3.35% compounded annually to the due date) will be due two years after the due date of the first installment. As a result, the Company has included in accrued liabilities $166 and $483 at December 31, 2002 and 2001, respectively and recorded $483 as settlement expense in its December 31, 2001 statement of operations.

SANTA BARBARA, CALIFORNIA
-------------------------

On February 7, 2000, the Environmental Protection Agency ("EPA") advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable for certain costs associated with site cleanup.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

9 - ENVIRONMENTAL MATTERS (Continued)
    ---------------------

On December 20, 2001 the Company agreed to a settlement option for liabilities related to Casmalia disposal site in which the Company will pay $242 in three installments as follows: The first installment in the amount of $158 is due within 30 days of notice of entry of the Consent Decree. At the present time the Consent Decree has not been entered. The second installment of $42 will be due one year from the due date of the first installment. The third installment of $42 will be due two years from the due date of the first installment. The Company has accrued $243 in liabilities at December 31, 2002 and 2001 and recorded $242 as settlement expense in its December 31, 2001 statement of operations.

10 - CONTINGENCIES
     -------------

An action was filed against the Company (the Defendant) and a former officer alleging interference with contractual negotiations in the potential purchase of property. A motion for summary judgment in favor of the Company was granted; then reversed and appealed. A judgment of $19,257 was entered against the Company, which was then overturned. The plaintiffs appealed this judgment. The Company filed a protective cross appeal. A motion for a new trial has been granted. The Company believes that the allegations against it have no substance or merit and will vigorously defend its position. For the years ended December 31, 2002 and 2001 $807 and $254, respectively, in litigation expenses have been incurred and are included in general and administrative expenses in the Company's statements of operations. The Company has recovered $427 in 2002 from insurance coverage and estimates $459 in potential recoveries to be received in the future.

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

The Company is subject to other possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydrocarbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

11 - CONCENTRATION OF BUSINESS AND CREDIT RISK
     -----------------------------------------

The Company sold substantially all of its oil and gas to Texaco Trading and Transportation, Inc. (Texaco) in 2001 and to Pacific Marketing and Transportation, LLC (Pacific) in 2002. In fiscal years 2002 and 2001, revenue from sales to Texaco and Pacific was more than 50% of the Company's gross revenue from continuing operations.

The Company maintains most cash and cash equivalents in short-term money market accounts which exceed Federal Insurance limits. At December 31, 2002 and 2001, unsecured cash and cash equivalents were $283 and $1,504, respectively.

                            PETROMINERALS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

12 - SUBSEQUENT EVENTS
     -----------------

In April of 2003, the Company agreed to sell its interest in the Wyoming gas field. The Company will receive $125 in proceeds for its twenty-five percent interest. All terms have been agreed to by all of the parties. The closing documents have not been executed as of the date of the report on these financial statements.

13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     --------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):
                                                                 2002      2001
                                                                 ----      ----

Produced oil and gas sales                                      $ 211     $ 272
Less:
  Operating expenses                                              383       405
  Depreciation, depletion and amortization                          2         3
                                                                ------    ------
Results of operations from oil and gas producing activities,
  excluding corporate overhead and interest costs               $(174)    $(136)
                                                                ------    ------

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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
--------------------------------------------

                                                           2002            2001
                                                          ------          ------

Proved developed and undeveloped reserves: (Mboe)
  Beginning of period                                         2              87
  Purchase of minerals in place                              --              --
  Revision of previous estimates                             71             (71)
  Production                                                (10)            (14)
                                                          ------          ------

End of period                                                63               2

Proved developed reserves:
  Beginning of period                                         2              87
  End of period                                              63               2

* (Six mcf of natural gas has been converted to one barrel of crude oil).

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     --------------------------------------------------------------------
     (Continued)

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
------------------------------------------------------------------------

A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 2002 and 2001. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

During periods of rapidly changing prices, reserve information must be examined with this understanding. Reserve estimates and resulting future net cash flows for the years ended December 31, are as follows (in thousands):

                                                             2002          2001
                                                           --------     --------

Future cash inflows                                        $ 1,692      $    28
Future production and development costs                     (1,217)         (25)
                                                           --------     --------

Future net cash flows                                          475            3
10% annual discount for estimated timing of cash flows        (120)          --
                                                           --------     --------

Standardized measure of discounted future net cash flows   $   355      $     3
                                                           ========     ========

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except oil price per barrel,
              ---------------------------------------------------
                    par value amounts, and per share amounts
                    ----------------------------------------

13 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     --------------------------------------------------------------------
     (Continued)

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
------------------------------------------------------------------------
(Continued)

Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):

                                                    2002           2001
                                                 ----------     ----------

Beginning balance                                $       3      $     379
Sales and transfers of oil and gas produced,
  net of production cost                               172            133
Net changes in prices and production costs,
  based on beginning of year barrels                   493            (40)
Revisions to previous estimates                       (124)          (612)
Accretion of discount                                   --             38
Net change in income taxes                            (189)            --
Other                                                   --            105
                                                 ----------     ----------
Ending balance                                   $     355      $       3
                                                 ==========     ==========

                                    PART III

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's certifying accountant was terminated in March 2003 for reasons unrelated to the finance and accounting of the Company. There were no disagreements with the accountants on accounting and/or financial disclosures. New auditors, Mendoza Berger & Company, LLP were appointed for the year ended December 31, 2002 audit.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE
         -------------------------------------------------------------------
         SECURITIES EXCHANGE ACT OF 1934
         -------------------------------

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:

                                                                 Year Named to
        Name                   Position with Company           Present Position
        ----                   ---------------------           ----------------
 Everett L. Hodges*            President, Chief
                               Executive Officer, Chief
                               Financial Officer and
                               Director                               2002
 John A. Erickson              Secretary and Treasurer                2002

Each of the Executive Officers serves at the pleasure of the Board of Directors.

     *Mr. Everett L. Hodges was elected President and Chief Executive Officer on July 1, 2002.

BIOGRAPHICAL INFORMATION

The following table sets forth the name, principal occupation, age and the year in which the individual first became a director, and business experience during the last five years:

MORRIS V. HODGES                  68           Director                  1979

Mr. Morris V. Hodges was appointed President and Chief Executive Officer on December 30, 1998. Mr. Morris Hodges has served as a director and officer of the following companies for more than the past ten years: Hillcrest Beverly Oil Corporation; Kaymor Petroleum Products,Inc.; Sunset Pipeline and Terminalling, Inc.; Coastal Petroleum Refiners, Inc.;and Hydraulic Rod Pumps, International. Certain of the foregoing companies have been affiliated with the Company in various transactions. See Item 7 - "Certain Relationships and Related Transactions.") Morris V. Hodges resigned as a Director and Officer of all of the named companies on July 1, 2002 because of ill health.

EVERETT L. HODGES                 70          Director                  1979

Mr. Everett L. Hodges served as President of the Company from September 1987 through February 1992. For more than the past ten years, Mr. Hodges has held a controlling interest in and has served as a director and officer of Energy Production & Sales Co.; California Oil Independents, Inc.; Coastal Petroleum Refiners, Inc.; and has served as a director and officer of St. James Oil Corporation since 1988. Mr. Hodges has also served as the President of the Violence Research Foundation, a non-profit foundation, since its inception in 1991. Certain of the foregoing companies have been affiliated with the Company in various transactions. See Item 7 - "Certain Relationships and Related Transactions." Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be controlling persons.

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

BIOGRAPHICAL INFORMATION (Continued)

Service Oil Company, Riffe Petroleum Company, Plateau, Inc., and Unico, Inc. Mr. Hagler is a President of Red Hills Manufacturing Company and Hagler Oil and Gas Company. Mr. Hagler serves on the Public Utility Commission for the City of Farmington, New Mexico. Mr. Hagler served on the Company's audit committee until he resigned as a Director. This vacancy on the Board of Directors and the audit committee was filled by the appointment of Donald R. Clem on March 18, 2003.

JOHN C. MCMAHON                 56           Director                    1999

Mr. John C. McMahon has been employed as Vice President of Koch Oil's West Coast crude oil operations from January 1978 - December 1998. This was a privately held company engaging in the crude oil marketing, gathering and trading of both domestic and foreign crude oil. Mr. McMahon resigned from the Board of Directors on October 16, 2002 and was replaced by the appointment of Fred Rhyme on March 18, 2003.

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

DONALD R. CLEM                    70           Director                    2003

Mr. Donald R. Clem is a retired Certified Public Accountant and has had extensive experience for more than 32 years as a CPA, owning his own accounting Company for most of that time and serving clients heavily involved in the oil and gas and real estate industries. He is a member of the audit committee.

FRED RHYME                        78           Director                    2003

Mr. Fred Rhyme has been the owner and President of Rainbow Mealworms Company since its inception in 1958. Rainbow Mealworms is now the "World's Largest" mealworm grower and employs 48. The company has over 45,000 customers which include major colleges, universities, research labs, zoo's, bird, mammal and reptile lovers, fisherman and the movie industry.

*The Board of Directors has not filled one vacancy on the Board; thus is currently operating with Four (4) Directors.

STANDING COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

Standing Committees
-------------------

The Company has certain standing committees, each of which is described below:

AD-HOC COMMITTEE - This committee consists of Messrs. Everett L. Hodges and John
A. Erickson. This committee evaluates proposed acquisitions, mergers or other pertinent negotiations which may come before the Board. This committee held no meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Ad-Hoc Committee membership.

AUDIT COMMITTEE - This committee consists of Mr. Hagler and Mr. Erickson and with the resignation of Mr. Hagler the committee will include Donald R. Clem. The Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE AT BOARD MEETINGS

During the last fiscal year, the Board of Directors of the Company held seven special meetings and no regular meetings. Attendance at all such meetings of the Board except one was 100%.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 2002, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table except the $6,000.00 paid to Everett L. Hodges as President, representing $2000 each month for October, November and December.

SUMMARY ANNUAL COMPENSATION TABLE
                                                               Year     Salary
                                                               ----     ------
Morris V. Hodges, President, Chief Executive
  Officer and Chief Financial Officer until July 1, 2002.      2002     $   00

Everett L. Hodges, President, Chief Executive Officer and
  Chief Financial Officer after July 1, 2002.                  2002     $6,000

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

COMPENSATION OF DIRECTORS

During the year ended December 31, 2002, each of the two employee directors who held office received no compensation up to July 1, 2002 and commencing October 2002, the President received $2, 000.00 per month. The non-employee directors who held office were paid $500 per meeting for a total of $2,000.00 in compensation paid to directors of the Company. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.

ITEM 11 - SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the beneficial ownership as of April 12, 2003, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings or information supplied by the persons named in the table.

Name of Director                    Number of Shares
or Number of                        and Nature of                      Percent
Persons in Group                    Beneficial Ownership               of Class
----------------                    --------------------               --------

John A. Erickson                          9,555                          .82%
Everett L. Hodges                        88,060 (1)(2)                  7.60%
Fred Rhyme                                1,000                          .00%

All directors and officers as a group,
including the persons named above
 (3 Persons                              98,615                          9.00%
                                                                   computations)

_____________

         (1) Everett L. Hodges and Morris V. Hodges were each granted 3,125 shares of the Company's common stock under the Directors Stock Compensation Plan in 1994 in lieu of cash directors fees for the period from May 1, 1992 to June 1, 1994. See "Directors Stock Compensation Plan"

         (2) The 88,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary M. Hodges Trust. This amount also includes 4,175 shares held directly by Everett L. Hodges, and 10,398 shares held of record by Energy Production & Sales Co., Inc.
                  (EPS). The 88,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett L. and Mary
                  M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership, which together represents share ownership of 8.60 % of the Company's common stock. .

         (3) The 12,162 shares beneficially held by Morris V. Hodges includes 1,764 shares held jointly in a family trust by Morris
                  V. and Kathryn M. Hodges. This amount also includes 10,398 shares held of record by Sunset Pipeline and Terminalling, Inc., a company controlled by the adult children of Mr. Hodges. The 12,162 shares does not include 88,525 shares held by the adult children of Morris V. Hodges and Kathryn M. Hodges, as to which Mr. and Mrs. Morris V. Hodges disclaim any beneficial ownership. Everett L. Hodges and Morris V. Hodges, as a group, may be deemed to be a controlling person of Petrominerals by virtue of their share ownership, which together represents share ownership of 8.60 % of the Company's common stock.

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

Any of the Company's current or future employees who render, in the opinion of the Board of Directors, the type of services which tend to contribute materially to the success of the Company or an affiliate of the Company are eligible to participate in the Incentive Plan. Any of the Company's current or future employees or directors (whether or not otherwise employed by the Company) who

1993 INCENTIVE STOCK OPTION PLAN AND 1993 NON-STATUTORY STOCK OPTION PLAN (Continued)

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

REPORTABLE TRANSACTIONS

To the knowledge of the Company, as of April 12, 2003, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 2002 and 2001.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As mentioned in Note 3, during 1999, the Company entered into an agreement to gain working interest in certain wells and leases in the state of Wyoming. Two participating entities with Petrominerals Corporation in the acquisition are HAT, LLC and Nevadacor Energy, Inc. Nevadacor is acting as agent for Kaymor Energy, LLC (a Nevada limited liability company), the members of which are HBOC Energy Marketing, Inc. ("HBOC"), a California corporation, and Morris V. Hodges, individually. HBOC is controlled by Morris V. Hodges and was formerly known as Kaymor Petroleum Products, Inc. Morris V. Hodges was Petrominerals Corporation's president and CEO until July 1, 2002, and is a shareholder.

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

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page(s)

A. LIST OF DOCUMENTS
   -----------------
         1.   Report of Mendoza Berger & Company, LLP                      10
              Balance Sheets at December 31, 2002 and 2001                 11
              Statements of Operations for the Years Ended
                December 31, 2002 and 2001                                 12
              Statements of Shareholders' Equity for the Years Ended
                December 31, 2002 and 2001                                 13
              Statements of Cash Flows for the Years Ended
                December 31, 2002 and 2001                                 14
              Notes to Financial Statements                              15-26

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

2.   Reports on Form 8-K
     -------------------

     A Form 8-K was filed on May 31, 2002;
     A Form 8-K was filed on November 7, 2002;
     A Form 8-K was filed on March 18, 2003; and
     A Form 8-K/A was filed on March 28, 2002

3.   Exhibits
     --------
     (3)(a) Certificate of Incorporation** (3)(a)(I) Amendment of Certificate of Incorporation***
     (3)(b)    Bylaws, as Amended***
     (10)(a) Petrominerals Corporation 1993 Incentive Stock Option Plan and 1993 Non-Statutory Stock Option Plan Incorporation****
     (10)(b)   Form of Petrominerals Corporation Employee Stock Option
               Agreement****
     (10)(c)   Petrominerals Corporation 1993 Employee Stock Bonus Plan*****
     (10)(d)   Petrominerals Corporation Directors Stock Compensation
               Plan******

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

PETROMINERALS CORPORATION
(Registrant)

By:  /s/ Everett L. Hodges
     --------------------------------------------------------
     Everett L. Hodges, President and Chief Executive Officer

Dated:  April 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

Dated: April 12, 2003               By:   /s/ Everett L. Hodges
                                          -------------------------------------
                                          Everett L. Hodges
                                          President, Chief Executive Officer
                                          Chief Financial Officer, and Director

Dated: April 12, 2003               By:   /s/ John A. Erickson
                                          -------------------------------------
                                          John A. Erickson, Director

Dated: April 12, 2003               By:   /s/ Fred Rhyme
                                          -------------------------------------
                                          Fred Rhyme, Director

CERTIFICATION

I, Everett L. Hodges, President, Chief Executive officer and Chief Financial officer of Petrominerals Corporation certify that:

1. I have reviewed this annual report on Form 10-KSB of, Petrominerals Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 12, 2003                     /s/ Everett L. Hodges
                                         -----------------------------
                                         Everett L. Hodges
                                         President, Chief Executive Officer
                                         Chief Financial Officer, and Director