Form 10QSB
period 2003-03-31
PETROMINERALS CORP
filed 2003-05-15
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the transition period from _____________ to _____________.

                           Commission File No. 1-6336
                           --------------------------

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     95-2573652
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                970 Calle Negocio, San Clemente, California 92673
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 366-3888
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ ] [X]
                              No Yes

The number of shares of Registrant's common stock outstanding at March 31, 2003 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at March 31, 2003 and December 31, 2002.....................  F-3

Statements of Operations...................................................  F-4

Statements of Cash Flows...................................................  F-5

Notes to Financial Statements..............................................  F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    7

Item 3.  Disclosure Controls and Procedure.................................    8

PART II - OTHER INFORMATION................................................    9

SIGNATURES.................................................................   10


                                        PART I - FINANCIAL INFORMATION

                                           PETROMINERALS CORPORATION
                                                BALANCE SHEETS
                               (Dollars in thousands, except par value amounts)
----------------------------------------------------------------------------------------------------------

                                                   ASSETS

                                                                       MARCH 31, 2003
                                                                         (UNAUDITED)     DECEMBER 31, 2002
                                                                       ---------------   -----------------
Current Assets
  Cash and cash equivalents                                                $   401           $   429
  Accounts receivable                                                           63                33
  Notes receivable                                                             100               100
  Prepaid expenses                                                              45                61
                                                                           --------          --------

     Total current assets                                                      609               623

Restricted cash                                                                 25                25
Property and Equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                             131               131

Deposits                                                                       128               139
                                                                           --------          --------

    Total assets                                                           $   893           $   918
                                                                           ========          ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $   243           $   231
  Accrued liabilities                                                          409               409
                                                                           --------          --------

     Total current liabilities                                                 652               640

Shareholders' equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,059,404
      shares issued and outstanding at March 31, 2003 (unaudited) and
      December 31, 2002, respectively                                          848               848
Capital in excess of par value                                                 563               563
Accumulated deficit                                                         (1,170)           (1,133)
                                                                           --------          --------

     Total shareholders' equity                                                241               278
                                                                           --------          --------

    Total liabilities and shareholders' equity                             $   893           $   918
                                                                           ========          ========

                           See accompanying notes to financial statements

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------

                                                    2003           2002
                                                 (UNAUDITED)    (UNAUDITED)
                                                 -----------    ----------

Revenues:
  Oil and gas                                     $    42         $    --
  Other income                                         97             216
                                                  --------        --------

    Total revenues                                    139             216
                                                  --------        --------

Costs and expenses:
  Oil and gas                                          59              41
  Depreciation, depletion and amortization             --               1
  General and administrative                          117             110
  Other expense                                        --               1
                                                  --------        --------

    Total costs and expenses                          176             153
                                                  --------        --------

Net income (loss)                                 $   (37)        $    63
                                                  ========        ========

Net income (loss) per share                       $ (0.03)        $  0.05
                                                  ========        ========

Weighted average common shares outstanding          1,159           1,159
                                                  ========        ========

                 See accompanying notes to financial statements


                                      PETROMINERALS CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
------------------------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------

                                                                    2003           2002
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 -----------    ----------
Cash flows from operating activities:
   Net income (loss)                                             $   (37)       $    63
   Adjustment to reconcile net income (loss) to net cash
      used by operating activities:
      Depreciation, depletion and amortization                        --              1
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                (30)          (210)
      Decrease in prepaid expenses                                    16             10
      Decrease in deposits                                            11             --
      Increase in accounts payable and accrued liabilities            12              4
                                                                 --------       --------

Net cash used by operating activities                                (28)          (132)
                                                                 --------       --------

Cash flows from investing activities:
  Capital expenditures                                                --             (2)
                                                                 --------       --------

Net cash used by investing activities                                 --             (2)
                                                                 --------       --------

Net decrease in cash and cash equivalents                            (28)          (134)

Cash and cash equivalents at beginning of year                       429          1,453
                                                                 --------       --------

Cash and cash equivalents at end of year                         $   401        $ 1,319
                                                                 ========       ========

                           See accompanying notes to financial statements

1 - BASIS FOR PRESENTATION
    ----------------------

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     Certain reclassifications have been made to the 2002 financial statements to conform to the presentation used in 2003.

2 - SUBSEQUENT EVENT
    ----------------

In April 2003, the Company received $275 in insurance reimbursements for litigation expenses incurred in 2002. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, for discussion of legal proceeding.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and has subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, As a result of the decrease in California operations and an expected reimbursement due to an insurance claim, net cash flow decreased from a negative cash flow of approximately $(134) for the first three months of 2002 to a negative cash flow of approximately $(28) for the same period in 2003. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

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

Three months ended March 31, 2003 as compared with the three months ended
-------------------------------------------------------------------------
March 31, 2002.
---------------

The Company recorded oil sales for the 1st quarter of 2003 of $42,000. and Company total revenues of $139,000 for the three months ended March 31, 2003 versus $216,000 for the same period in 2002. Operating expenses were $59,000 for the three months ended March 31, 2003 versus $41,000 for the same period in 2002. General and administrative expenses increased to $117,000 for the three months ended March 31, 2003 versus $110,000 for the same period in 2002. As a result, the Company realized net loss of $37,000 for the first three months of 2003 versus a net income of $63,000 for the same period in 2002.

BUSINESS REVIEW
---------------

Oil and Gas Segment
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. The Company continues to seek new business opportunities; however due to the prolonged depletion of cash resources, future plugging obligation, payments to EPA and the possibility of an unfavorable judgment against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless a new business opportunity can be implemented, the Company prospects are doubtful.

Wyoming Venture
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing. Test work in the coal beds indicates the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $127,068 as its share of the proceeds of a sale; however this amount was received in May and thus is not reflected in the first quarter financial information.

Santa Clarita Area
------------------

As a result of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 non-producing oil wells in the nearby Hasley Canyon field. The Hasley Canyon wells are being abandoned and current net production from the 11 active wells on these leases is approximately 24 barrels per day (bopd). With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

Production Payment
------------------

As additional consideration for the 1998 sale of its producing properties, Company retained a production payment in the amount of $931,000. Company receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of March 31, 2003 cumulative production payments to the Company totaled $845,216.

ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
         -----------------

Retired Certified Public Accountant and Director Donald R. Clem was appointed to serve as Chairman of the Company's Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits  -  Exhibits 99.1 (Certification of Chief Financial Officer and
     Chief Executive Officer)

Reports on Form 8-K -

         8K- Changes in registrants certifying account filed March 25, 2003 8K/A- Changes in registrants certifying account filed March 28, 2003

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROMINERALS CORPORATION
-------------------------
(Registrant)

/s/ Everett L. Hodges
---------------------
Everett L. Hodges
President, CEO & Chief Financial Officer