Form 10QSB
period 2003-06-30
PETROMINERALS CORP
filed 2003-08-19
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003

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

                             [ ] [X]
                              No Yes

The number of shares of Registrant's common stock outstanding at June 30, 2003 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at June 30, 2003 and December 31, 2002......................  F-3

Statements of Operations...................................................  F-4

Statements of Cash Flows...................................................  F-5

Notes to Financial Statements..............................................  F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  7

Item 3.  Disclosure Controls and Procedure...................................  8

PART II - OTHER INFORMATION..................................................  9

SIGNATURES................................................................... 10


                                           PETROMINERALS CORPORATION
                                                BALANCE SHEETS
                               (Dollars in thousands, except par value amounts)
--------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                       JUNE 30, 2003  DECEMBER 31,
                                                                        (UNAUDITED)       2002
                                                                       -------------  ------------
Current Assets
  Cash and cash equivalents                                               $   745       $   429
  Accounts receivable                                                          34            33
  Note receivable                                                              35           100
  Prepaid expenses                                                             33            61
                                                                          --------      --------

     Total current assets                                                     847           623

Restricted cash                                                                25            25
Property and Equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                             --           131

Deposits                                                                       83           139
                                                                          --------      --------

    Total assets                                                          $   955       $   918
                                                                          ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   241       $   231
  Accrued liabilities                                                         322           409
                                                                          --------      --------

     Total current liabilities                                                563           640

Shareholders' equity
  Preferred stock:
    $.10 par value, 5,000,000 shares authorized;
      no shares issued and outstanding
  Common stock:
    $.80 par value, 25,000,000 shares authorized; 1,059,404
      shares issued and outstanding at June 30, 2003 (unaudited) and
      December 31, 2002, respectively                                         848           848
Capital in excess of par value                                                563           563
Accumulated deficit                                                        (1,019)       (1,133)
                                                                          --------      --------

     Total shareholders' equity                                               392           278
                                                                          --------      --------

    Total liabilities and shareholders' equity                            $   955       $   918
                                                                          ========      ========

                                See accompanying notes to financial statements

                                                PETROMINERALS CORPORATION
                                                STATEMENTS OF OPERATIONS
                                    (Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------

                                               FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------    ---------------------------------

                                                  2003                    2002            2003                  2002
                                               (UNAUDITED)            (UNAUDITED)      (UNAUDITED)           (UNAUDITED)
                                               -----------            -----------      -----------           -----------
Revenues:
  Oil and gas                                   $    50                 $    10          $    92               $    10
  Other income                                       53                     247              150                   463
  Insurance recoveries                              275                      --              275                    --
                                                --------                --------         --------              --------

    Total revenues                                  378                     257              517                   473
                                                --------                --------         --------              --------

Costs and expenses:
  Oil and gas                                       115                      35              174                    76
  Depreciation, depletion and amortization           --                       1               --                     2
  General and administrative                        104                     226              221                   336
  Impairment loss                                    --                     200               --                   200
  Loss on sale of property (Note 2)                   8                      --                8                    --
  Other expense                                      --                      --               --                     1
                                                --------                --------         --------              --------

    Total costs and expenses                        227                     462              403                   615
                                                --------                --------         --------              --------

Net income (loss)                               $   151                 $  (205)         $   114               $  (142)
                                                ========                ========         ========              ========


Net income (loss) per share                     $  0.14                 $ (0.18)         $  0.10               $ (0.12)
                                                ========                ========         ========              ========

Weighted average common shares outstanding        1,059                   1,159            1,059                 1,159
                                                ========                ========         ========              ========

                                     See accompanying notes to financial statements

                                      PETROMINERALS CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
-------------------------------------------------------------------------------------------

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------

                                                                 2003         2002
                                                             (UNAUDITED)   (UNAUDITED)
                                                             -----------   -----------

Cash flows from operating activities:
   Net income (loss)                                          $   114       $  (142)
   Adjustment to reconcile net income (loss) to net cash
      used by operating activities:
      Depreciation, depletion and amortization                     --             2
      Impairment loss                                              --           200
      Loss on sale of property                                      8            --
   Changes in operating assets and liabilities:
      Increase in accounts receivable                              (1)         (339)
      Decrease in prepaid expenses                                 28             8
      Decrease in other assets                                     56            --
      Decrease in accounts payable                                 10            52
      Increase in accrued liabilities                             (87)           (2)
                                                              --------      --------

Net cash provided (used) by operating activities                  128          (221)
                                                              --------      --------

Cash flows from investing activities:
   Notes receivable                                                65            --
   Proceeds from sale of property                                 123            --
   Capital expenditures                                            --            (2)
                                                              --------      --------

Net cash provided (used) by investing activities                  188            (2)
                                                              --------      --------

Net increase (decrease) in cash and cash equivalents              316          (223)

Cash and cash equivalents at beginning of period                  429         1,478
                                                              --------      --------

Cash and cash equivalents at end of period                    $   745       $ 1,255
                                                              ========      ========

                           See accompanying notes to financial statements

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
--------------------------------------------------------------------------------
                             (Dollars in Thousands)


1 - BASIS FOR PRESENTATION
--------------------------

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2 - SALE OF WYOMING PROPERTY
----------------------------

     In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $123. The Company charged $8 to loss on the sale of property.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, As a result of the decrease in California operations and an expected reimbursement due to an insurance claim, net cash flow decreased from a negative cash flow of approximately $316 for the first three months of 2002 to a negative cash flow of approximately $(223) for the same period in 2003. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

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

Six months ended June 30, 2003 as compared with the six months ended
--------------------------------------------------------------------
June 30, 2002.
---------------

The Company recorded oil sales for the 1st half of 2003 of $50,000 and Company total revenues of $517,000 for the six months ended June 30, 2003 versus $473,000 for the same period in 2002. Operating expenses were $403,000 for the six months ended June 30, 2003 versus $615,000 for the same period in 2002. General and administrative expenses decreased to $221,000 for the six months ended June 30, 2003 versus $336,000 for the same period in 2002. As a result, the Company realized net income of $114,000 for the six months ended June 30, 2003 versus a net loss of $142,000 for the same period in 2002.

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

Wyoming Venture
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing. Test work in the coal beds indicates the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $127,068 as its share of the proceeds of a sale in May 2003.

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

ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

ITEM 5.  OTHER INFORMATION
         -----------------
None

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