Form 10QSB
period 2003-09-30
PETROMINERALS CORP
filed 2003-11-14
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     For the transition period from _____________ to _____________.

                           Commission File No. 1-6336

                            Petrominerals Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    95-2573652
           --------                                    ----------
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

                                   [ ]  [X]
                                   No   Yes

The number of shares of Registrant's common stock outstanding at September 30, 2003 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2003 and December 31, 2002........ F-2

         Statements of Operations.......................................... F-3

         Statements of Cash Flows.......................................... F-4

         Notes to Financial Statements..................................... F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 2

Item 3.  Disclosure Controls and Procedure................................. 4

PART II - OTHER INFORMATION................................................ 4

SIGNATURES................................................................. 5

                                       PETROMINERALS CORPORATION
                                            BALANCE SHEETS
                           (Dollars in thousands, except par value amounts)
------------------------------------------------------------------------------------------------------

                                                ASSETS

                                                                      SEPTEMBER 30,
                                                                          2003           DECEMBER 31,
                                                                       (UNAUDITED)           2002
                                                                     --------------     --------------
Current Assets
  Cash and cash equivalents                                          $         707      $         429
  Accounts receivable                                                           19                 33
  Note receivable                                                               35                100
  Prepaid expenses                                                              16                 61
  Advance for acquisition (Note 3)                                             200                 --
                                                                     --------------     --------------

     Total current assets                                                      977                623

Restricted cash                                                                 25                 25
Property and Equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                              --                131
Deposits                                                                        79                139
                                                                     --------------     --------------

    Total assets                                                     $       1,081      $         918
                                                                     ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $         206      $         231
  Accrued liabilities                                                          325                409
                                                                     --------------     --------------

     Total current liabilities                                                 531                640

Shareholders' equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                                          --                 --
  Common stock:
    $.80 par value, 20,000,000 shares authorized; 1,059,404
      shares issued and outstanding at June 30, 2003 (unaudited)
      and December 31, 2002, respectively                                      848                848
Capital in excess of par value                                                 563                563
Accumulated deficit                                                           (861)            (1,133)
                                                                     --------------     --------------

     Total shareholders' equity                                                550                278
                                                                     --------------     --------------

    Total liabilities and shareholders' equity                       $       1,081      $         918
                                                                     ==============     ==============

                            See accompanying notes to financial statements

                                                 F-2

                                              PETROMINERALS CORPORATION
                                              STATEMENTS OF OPERATIONS
                                  (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                               --------------------------------     --------------------------------
                                                     2003              2002               2003             2002
                                                 (UNAUDITED)       (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                               --------------    --------------     --------------    --------------
Revenues:
  Oil and gas                                  $          53     $         175      $         145     $         185
  Other income                                            39                82                189               347
  Insurance recoveries                                   237                --                512                --
                                               --------------    --------------     --------------    --------------

    Total revenues                                       329               257                846               532
                                               --------------    --------------     --------------    --------------

Costs and expenses:
  Oil and gas                                             51               240                225               316
  Depreciation, depletion and amortization                --                --                 --                 2
  General and administrative                             117                71                338               210
  Impairment loss                                         --               100                 --               300
  Loss on sale of property (Note 2)                       --                --                  8                --
  Other expense                                            3                --                  3                --
                                               --------------    --------------     --------------    --------------

    Total costs and expenses                             171               411                574               828
                                               --------------    --------------     --------------    --------------

Net income (loss)                              $         158     $        (154)     $         272     $        (296)
                                               ==============    ==============     ==============    ==============

Net income (loss) per share                    $        0.15     $       (0.15)     $        0.26     $       (0.28)
                                               ==============    ==============     ==============    ==============

Weighted average common shares outstanding             1,059             1,059              1,059             1,059
                                               ==============    ==============     ==============    ==============

                                   See accompanying notes to financial statements

                                                        F-3

                                   PETROMINERALS CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
----------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                             ---------------------------------
                                                                   2003             2002
                                                               (UNAUDITED)       (UNAUDITED)
                                                             --------------     --------------
Cash flows from operating activities:
   Net income (loss)                                         $         272      $        (296)
   Adjustment to reconcile net income (loss) to net cash
      used by operating activities:
      Depreciation, depletion and amortization                          --                  2
      Impairment loss                                                   --                300
      Loss on sale of property                                           8                 --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                        14               (783)
      Decrease in prepaid expenses                                      45                 19
      (Increase) decrease in other assets                               60                 (6)
      (Decrease) in royalties payable                                   --                (11)
      Increase (decrease) in accounts payable                          (25)               397
      (Decrease) in accrued liabilities                                (84)              (326)
                                                             --------------     --------------

Net cash provided (used) by operating activities                       290               (704)
                                                             --------------     --------------

Cash flows from investing activities:
   Notes receivable                                                     65                 --
   Proceeds from sale of property                                      123                  3
   Advance for acquisition                                            (200)                --
                                                             --------------     --------------

Net cash provided (used) by investing activities                       (12)                 3
                                                             --------------     --------------

Net increase (decrease) in cash and cash equivalents                   278               (701)

Cash and cash equivalents at beginning of period                       429              1,478
                                                             --------------     --------------

Cash and cash equivalents at end of period                   $         707      $         777
                                                             ==============     ==============

                        See accompanying notes to financial statements

                                             F-4

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
--------------------------------------------------------------------------------
                             (Dollars in Thousands)


1 -  BASIS FOR PRESENTATION
     ----------------------

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2 -  SALE OF WYOMING PROPERTY
     ------------------------

     In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $123. The Company charged $8 to loss on the sale of property.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, As a result of the decrease in California operations and an expected reimbursement due to an insurance claim, net cash flow increased from a negative net income of approximately ($296,000) for the first nine months of 2002 to a positive net income of approximately $272,000 for the same period in 2003.

The Company is acquiring a 50% interest in an oil and gas lease in Monterey County, California including two producing wells and one non-producing wells with supporting facilities for its operation and has used $200,000.00 of its remaining cash for the acquisition.

The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities. The Company continues to seek new business opportunities; however due to the prolonged depletion of cash resources, future plugging obligation, payments to EPA and the possibility of an unfavorable judgment against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless the Company's new business acquisition is successful, the Company prospects are doubtful.

Nine months ended September 30, 2003 as compared with the nine months ended
---------------------------------------------------------------------------
September 30, 2002.
-------------------

The Company recorded oil sales for the first nine months of 2003 of $145,000. and Company total revenues of $846,000 for the nine months ended September 30, 2003 versus $532,000 for the same period in 2002. Operating expenses were $574,000 for the nine months ended September 30, 2003 versus $828,000 for the same period in 2002. General and administrative expenses increased to $338,000 for the six months ended September 30, 2003 versus $210,000 for the same period in 2002. As a result, the Company realized net income of $272,000 for the nine months ended September 30, 2003 versus a net loss of ($296,000) for the same period in 2002.

BUSINESS REVIEW
---------------

Oil and Gas Operations
----------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999 and effective August 30, 2003 is acquiring a fifty (50%) percent interest in a producing oil lease in Monterey County, California for $200,000 in cash. The Company continues to seek new business opportunities; however due to the prolonged depletion of cash resources, future plugging obligation, payments to the EPA and the possibility of an unfavorable judgment against the Company, prospects for consummating a new business transaction are limited.

Wyoming Venture
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas were disappointing. Test work in the coal beds indicated the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $127,068 as its share of the proceeds of a sale in May 2003.

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

Monterey County
---------------

On October 30, 2003, the Board of Directors approved a Company acquisition involving a 50% interest in a certain oil and gas lease property located between King City and Soledad in Monterey County, California, together with three oil wells (two producing and one non-producing), well equipment, tank farm and related facilities. The current production averages 25 barrels of oil per day. The due diligence report from the Company's consulting petroleum engineer advises that by a volumetric calculation there are 1,640,000 barrels of recoverable oil in place with the recommendation of a three well drilling program to increase production. The wells were drilled by Phillips Petroleum Company on a minimum cost basis and management believes that new drilling and different completion techniques will result in substantially increased production. Management believes that this acquisition is a major leap forward in its continued program of restoring the Company to its former position as an independent oil producing and operating company. The Board of Directors, with Mr. Hodges abstaining because of conflicts, approved the acquisition and the Board instructed management to initiate a drilling program before the end of 2003.

This acquisition involves a related party transaction as the opportunity was presented by the Company's president, Everett L. Hodges, as initiating with California Oil Independents, a California corporation that is owned and controlled by him. Mr. Hodges also owns a 2 1/3% overriding royalty from production on the property that he obtained from Phillips Petroleum Company in 1990.

Production Payment
------------------

As additional consideration for the 1998 sale of its producing properties, Company retained a production payment in the amount of $931,000. Company receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of September 30, 2003 cumulative production payments to the Company totaled $931,000

ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES
         ----------------------------------

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


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

Progress regarding the Sole Energy Company litigation against the Company (as one of several defendants) as reported in the Annual Report is awaiting decision in the Appellate Court in Cases Nos. G030091, G031282, G031877, G032002, G032102, and G032255 all consolidated in the Fourth Appellate District, Division Three. Management believes that the decisions on the appeals will support the position of management. The Company's Trial Counsel has introduced his appellate brief with the following introductory paragraph and which is set forth below for it will be helpful in describing managements position regarding the litigation.

" Plaintiff's case is much ado about nothing. Their claims are unsupported by law or evidence.

But there has been much ado about them. Summary judgment was granted (to Petrominerals
Corporation ), then taken away; Plaintiffs were added; a complaint sans damages was filed; an over $27,000,000 default judgment was entered, then taken away, then reinstated (nearly killing the key defense witness); and then a trial was finally held. With the key defense witness on death's door and unavailable to testify, Plaintiffs morphed the non-binding letter of intent during trial into a binding oral contract based on a 20 minute telephone call with the unavailable witness. The jury returned a multi-million dollar verdict for Plaintiffs. Post-trial motions were filed, resulting in a defense judgment NOV against two Plaintiffs (representing 97..98% of the verdict) and an order granting a new trial. Appeals followed. But the trial court was not done. Without motion, jurisdiction, or basis in law or fact, it SUA SPONTE entered an inconsistent judgment against one Defendant, leading to further writs and appeals.

But, after all this..., Plaintiffs' case is still about nothing."

ITEM 2.  POSSIBLE EPA CONCERN:
         ---------------------

Company counsel has been informed by a representative of the EPA that a possible "de minimus" claim might be the subject of further action on the Operating Industries Inc. super fund site in Monterey Park, California. It is as yet not identifiable nor quantifiable nor is it certain that our Company is the one in question as we have previously settled all claims on the OII site. However, Company agreed to sign a tolling agreement so that the EPA and Company can review the questionable dumping tickets to determine whether Petrominerals Corporation is involved.

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