Form 10KSB
period 2003-12-31
PETROMINERALS CORP
filed 2004-03-29
CIK 77952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                to                .
                                       --------------    ---------------

                          Commission File Number 1-6336

                            PETROMINERALS CORPORATION
                 (Name of small business issuer in its charter)

           DELAWARE                                     95-2573652
--------------------------------            ------------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form and no disclosure be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were approximately
$916,000.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] yes [X] no

Transitional small business disclosure format. [ ] yes [X] no

The number of shares of Registrant's common stock outstanding was 1,059,404 as of December 31, 2003.

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $249,805

The total number of pages in this Form 10-KSB are 43.

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

In September 1999 we completed the acquisition of a 25% interest in the 6,000 acre Smith Ranch field in southwest Wyoming for $102,000 in cash and a commitment to participate in the drilling of two wells. Following an evaluation of the coal bed methane potential on the acreage, the Company and its partners concluded that they lacked the resources to develop the property and the properties were sold to an related party in 2003. (See Item 2 - Properties.)

In October 2003, Company entered into an agreement to purchase from a related party a Fifty (50%) percent interest in a producing oil and gas lease and its related wells and facilities, providing the Company's due diligence supported the represented values. Company has not concluded its due diligence at the present time.

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

EMPLOYEES

As of December 31, 2003, the Company employed a total of two individuals, both part time.

SEGMENTS

The Company considers its principal business to fall within one industry. All revenues are derived from the Production of oil and gas. (See Financial Statements, Item 7 for further information).

ITEM 2.  PROPERTIES

The Company owns varying interests in oil producing properties in southern California and is in the process of acquiring an interest in an oil producing property in northern California.

CALIFORNIA OIL PROPERTIES

Under terms of the 1998 sale, we retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a single oil well and an 83.3% working interest in two oil wells in the Hasley Canyon field. All of these properties are in close proximity and are located near Santa Clarita, California. During the year 2002, Management initiated abandonment procedures for the two wells in the Hasley Canyon field and will complete these procedures during 2004. For the year ended December 31, 2003, the operating expenses and abandonment costs for these interests exceeded the oil revenues. With oil prices at historically high levels, the operator of the Castaic Hills Unit has initiated a program of returning wells to production and enhancement of the water disposal activities.

WYOMING GAS PROPERTIES

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas were disappointing; however test work in the coal beds indicated the presence of substantial gas reserves. Company and its partners concluded that they lacked the financial resources to develop these reserves. In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $129, 000. The Company charged $6,000 to loss on the sale of property.

PRODUCTION PAYMENT

As additional consideration for the 1998 sale of its producing properties, we retained a production payment in the amount of $931,000. Company receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of December 31, 2003 cumulative production payments to the Company totaled $931,000.

OIL AND GAS RESERVE INFORMATION

The tables located in Note 11 of Item 7 located elsewhere herein set forth information with respect to the engineering estimates of proved oil and gas reserves owned by the Company. As of December 31, 1998, all remaining interests of the California property have been impaired. The reserves are shown in barrels of oil equivalent (boe). Except as set forth in this report, Company has not filed any estimates of proved reserves with any federal authority or agency during the last fiscal year. The Company's net interest in proved reserves and related valuations for the California properties for the years ended December 31, 2002 and 2003 were prepared by Babson & Sheppard, an independent petroleum engineering firm in Long Beach, California. Reserve estimate are based upon detailed engineering and geological studies. Where an adequate production trend has been established, extrapolation of production performance is used. If insufficient well data is available for performance calculations, the initial gas or oil in place volumes are estimated from geological interpretation of reservoirs, analysis of production from wells in similar surrounding areas, or other techniques. Petroleum engineering is not an exact science, and it involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Such factors include the price of oil and gas and estimates of oil and gas production and costs. Estimates of reserves and future net revenue costs involve projecting future results by estimating future events. Therefore, there are no assurances that actual productions, revenues, taxes, development expenditures and operating expenses will occur as estimated.

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

                                                            2003     2002
                                                            ----     ----
         Net annual production Gas (Mmcf)                     -        4
         Net annual production Oil (MBbl)                     8       10

The following table sets forth the average sales price and average production (lifting) cost per unit of oil produced by the Company for the years ended December 31,

                                                        2003            2002
                                                       -----            ----

Average sales price of gas per Mcf                      -             $ 4.75
Average sales price of oil per barrel                  $27.96         $21.50
Average production cost per barrel equivalent          $29.74         $21.21

PRODUCTIVE WELLS AND ACREAGE

Proved developed oil and gas properties are properties on which wells have been drilled, and are capable of producing crude oil or natural gas in commercial quantities. Undeveloped oil and gas properties are properties on which wells have not been drilled. Information on the retained properties is shown below. (See Note 1 to the financial statement located in Item 7 herein for additional details.)

                                                         Gross           Net
                                                         -----           ---
Producing Wells                                             23            17
Developed acreage (acres)                                  612           452
Undeveloped acreage (acres)                              2,300         1,700


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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company would pay $483,333 plus interest in three installments over the next two years (see Item 7, Note 8 - ENVIRONMENTAL MATTERS).

In November, 2003, the Company was notified by the EPA that it had identified the Company as having disposed of additional waste material at the OII site that were not the subject of the prior settlement. Management believes that the EPA is in error as to the Company; however, the amount being discussed is believed not sufficient to affect the financial operation of the Company.

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

On December 20, 2001, the Company agreed to a settlement option for liabilities related to the Casmalia Disposal site in which the Company will pay $241,667. The Company will have the option to pay in three installments over the next two to three years from the date of the entry of Consent Decree; however, no date has been set for the entry of a Consent Decree.(see Item 7, Note 8 - Environmental Matters).

An action was filed against the Company in California, along with Morris V. Hodges, Daniel H. Silverman ("Silverman" a former officer of the Company), Nevadacor Energy, Inc. ("Nevadacor"), Kaymor Petroleum Products, and Hillcrest

Beverly Oil Corporation ("HBOC"), as defendants by Sole Energy Company ("Sole") as plaintiff. The complaint alleges that the defendants, and each of them, interfered with Sole's contractual relationship and prospective economic advantage. The crux of this matter issued out of a non-binding letter of intent negotiations between Sole and Nevadacor on the purchase of HBOC. Nevadacor terminated these negotiations with Sole in writing prior to Company's offer to purchase HBOC from Nevadacor. However, and notwithstanding the termination by Nevadacor, Sole joined the Company and Silverman as defendants in this suit. As the Company had been assured that negotiations between Sole and Nevadacor were over, the Company entered into a letter of intent agreement with Nevadacor for the purchase of HBOC. These negotiations were interrupted by the lawsuit filed by Sole and the Company terminated its agreement with Nevadacor. The Company believes that the allegations against the Company and Silverman had no substance or merit; however, it has produced a legal quagmire resulting in a Judgment against the Company for $19,257,416.29 as previously announced by the Company. The current progress of the lawsuit is that the Post-Trial Motions eliminated the huge $19,257,416.29 Jury Verdict and granted Company a new trial because the evidence received at trial as a matter of law did not support the Verdict. Plaintiffs appealed and Petrominerals and Silverman filed a protective cross appeal. This appeal and cross-appeal is Appellate Case No. G031877. This appeal will review the various post-trial motions (i.e., JNOVs and Motion for New Trial) and, if necessary, the underlying jury trial and the judgment based upon the jury's verdict. Because of the legal quagmire resulting in two appeals by Company and two other appeals by other defendants and one appeal by the Plaintiff this litigation has been material to the Company's financial condition. Further because of the damage caused to Company's economic advantage because of interference by Sole in the Company's agreement for purchase, the Company intends to pursue all remedies available to it from Sole and its principals. (see Item 7, Note 9 - CONTINGENCIES).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                            PETROMINERALS CORPORATION
                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is currently traded in the OTCBB under the symbol PTRO. The following table sets forth the range of high and low sales prices on the OTCBB for the Company's common stock, for the fiscal years ended December 31, by fiscal quarters as indicated:

                                                    High               Low
                                                    ----               ---
2002
     First quarter                                 $ 1.49            $ 0.94
     Second quarter                                  1.80              0.43
     Third quarter                                   1.00              0.65
     Fourth quarter                                  0.56              0.26

2003
     First quarter                                 $ 0.26           $  0.26
     Second quarter                                  0.27              0.17
     Third quarter                                   0.24              0.16
     Fourth quarter                                  0.50              0.16


Company has approximately 843 shareholders of record of its common stock as of December 31, 2003.

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

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the two years in the period ended December 31, 2003. The Notes to Financial Statements as of December 31, 2003, included elsewhere herein, contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

The current President and CEO of the Company was appointed to his position by the Board of Directors on July 1, 2002 and re-elected to his position on October 30, 2003. He continued efforts to cut corporate overhead, disposing of unproductive assets and to locate suitable acquisition and merger opportunities for the Company. The Company has reviewed opportunities and remains actively involved in the process of identifying and reviewing acquisition and merger candidates. The primary goal of management remains to ensure future profitable growth for the Company and to create and maximize value for the shareholders. The Company continues to seek new business opportunities; however due to the prolonged depletion of cash resources, future plugging obligation, payments to EPA and the possibility of an unfavorable judgment against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless a new business opportunity can be implemented, the Company prospects are doubtful.

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

ITEM 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS REVIEW (CONTINUED)

Second, the Company has ownership in oil and gas production. As noted in Item 2, the Company retained an interest in several leases in California as part of the April 1998 sale. At some point in the future, the Company may be responsible for an abandonment liability, the amount of which is unknown at this time.

In September of 1999, the Company entered into a purchase and joint venture participation agreement with Thorofare Resources, Inc., a Wyoming Corporation. Under this contract, HAT, LLC, a Nevada Limited Liability Company, Nevadacor Energy, Inc., a Nevada corporation, and Petrominerals purchased a fifty percent interest in sixteen wells together with the accompanying lease acreage (Petrominerals' Group). In addition, two new wells were drilled on the acreage. The Petrominerals Group determined that they did not have the financial ability to continue development of the coal seam activities with the Wyoming Project and sold their interest to an unrelated company in 2003. Management has received $127,068 as its share of the proceeds of a sale in May 2003.

2003 COMPARED WITH 2002

The Company had a net income of approximately $184,000 compared to a net loss of $892,000 in the prior year. The current year income was due to the loss from continuing operations of the Company's oil and gas operations and insurance recovery related to the costs of litigation. (see Item 7, Note 8 - Environmental Matters and Note 9 Contingencies)

The Company's other income decreased by approximately $41,000 during 2003, due primarily to collections received on the 1998 production payment that exceeded its carrying value. (See Item 7, Note 3 - Disposition/Acquisition of Assets).

General and administrative expenses decreased by approximately 63% due to decreased legal fees from the Sole litigation. (See Item 3 - Legal Proceedings and Item 7, Note 9 - Contingencies)

The Company had positive cash flows from operations of approximately $195,000 for the year ended December 31, 2003, as compared with a negative cash flow from operations of $927,000 in the prior year. The decrease in cash flow from operating activities was primarily the result of the Sole litigation. (See Item 3 - Legal Proceedings and Item 7, Note 9 - Contingencies)

After reserving for the EPA liabilities discussed above, the Company's shareholder equity at December 31, 2001 fell to $1.3 million. The Company notified Nasdaq under the terms of its Nasdaq SmallCap Market Listing Agreement that required the Company to maintain a minimum shareholder equity of $2.0 million. On May 30, 2002, the Company announced that Company's representatives appeared before the Nasdaq Hearing Panel to request additional time to return to compliance. The Hearing Panel rejected the Company's request and delisted the Company's securities effective July 9, 2002. The Company's securities, however, were immediately eligible and are currently trading on the OTC Bulletin Board. (see Item 7, Note 8 - Environmental Matters)

ITEM 7 - INDEPENDENT AUDITORS' REPORT AND
           FINANCIAL STATEMENTS FOR THE YEARS ENDED
           DECEMBER 31, 2003 AND 2002




                            PETROMINERALS CORPORATION
                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002



                                TABLE OF CONTENTS




Independent Auditors" Report ............................................     10


Balance Sheets ..........................................................     11


Statements of Operations ................................................     12


Statement of Shareholders Equity ........................................     13


Statements of Cash Flows ................................................     14


Notes to the Financial Statements........................................     15

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Petrominerals Corporation
San Clemente, California


We have audited the accompanying balance sheets of Petrominerals Corporation (a Delaware corporation) as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrominerals Corporation as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Mendoza Berger & Company, LLP




Irvine, California
February 18, 2004


                                      PETROMINERALS CORPORATION
                                           BALANCE SHEETS
                                     DECEMBER 31, 2003 AND 2002
----------------------------------------------------------------------------------------------
                          (Dollars in thousands, except par value amounts)

                                               ASSETS

                                                                          2003          2002
                                                                        --------      --------
Current Assets:
  Cash and cash equivalents                                             $   618       $   429
  Accounts receivable                                                         2            33
  Accounts receivable - related party                                        12            --
  Notes receivable                                                           35           100
  Prepaid expenses                                                           61            61
  Advance for acquisition                                                   200            --
                                                                        --------      --------

     Total current assets                                                   928           623

Restricted cash                                                              25            25
Property and equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                           --           131
Deposits                                                                     69           139
                                                                        --------      --------

    Total assets                                                        $ 1,022       $   918
                                                                        ========      ========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          235           231
  Accrued liabilities                                                   $   325       $   409
                                                                        --------      --------

    Total current liabilities                                               560           640

Commitments and contingencies
Shareholders' equity:
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
       no shares issued and outstanding                                      --            --
  Common stock:
    $.80 par value, 20,000,000 shares authorized; 1,059,404 shares issued and outstanding at December 31, 2003 and 2002,
       respectively                                                         848           848
Capital in excess of par value                                              563           563
Accumulated deficit                                                        (949)       (1,133)
Cumulative other comprehensive income                                        --            --
                                                                        --------      --------

    Total shareholders' equity                                              462           278
                                                                        --------      --------

    Total liabilities and shareholders' equity                          $ 1,022       $   918
                                                                        ========      ========


                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                (Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------

                                                                2003         2002
                                                              --------     --------
Revenues
  Oil and gas                                                 $   212      $   211
  Other income                                                    192          233
  Insurance recoveries                                            512          427
                                                              --------     --------

    Total Revenues                                                916          871
                                                              --------     --------

Costs and Expenses
  Oil and gas                                                     322          383
  Depreciation, depletion and amortization                         --            2
  General and administrative                                      404        1,078
  Impairment loss                                                  --          300
  Loss on sale of property                                          6           --
                                                              --------     --------

    Total Costs and Expenses                                      732        1,763
                                                              --------     --------

Net income (loss)                                             $   184      $  (892)
                                                              ========     ========

Other Comprehensive Income (Loss):
  Net income (loss)                                           $   184      $  (892)
  Unrealized holding gain (loss) on land held for resale           --           38
                                                              --------     --------

     Total Other Comprehensive Income (Loss)                  $   184      $  (854)
                                                              ========     ========

Net Loss per Share                                            $  0.17      $ (0.84)
                                                              ========     ========

Weighted Average Common Shares Outstanding                      1,059        1,059
                                                              ========     ========


                                                     PETROMINERALS CORPORATION
                                                 STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                          (Dollars in thousands, except number of shares)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     CUMULATIVE
                                                                                                        OTHER
                                    NUMBER OF                        CAPITAL IN                        COMPRE-
                                     COMMON                          EXCESS OF       ACCUMULATED       HENSIVE
                                     SHARES           AMOUNT         PAR VALUE         DEFICIT       INCOME (LOSS)        TOTAL
                                  -----------      -----------      -----------      -----------      -----------      -----------
Balance, December 31, 2001         1,159,404       $      928       $      633       $     (241)      $      (38)      $    1,282

Retirement of shares issued         (100,000)             (80)             (70)              --               --             (150)
   in 2001                                --               --               --             (892)              --             (892)
Net loss
Reversal of unrealized
   holding loss on land held
   for sale                               --               --               --               --               38               38
                                  -----------      -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2002         1,059,404              848              563           (1,133)              --              278

Net income                                --               --               --              184               --              184
                                  -----------      -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2002         1,059,404       $      848       $      563       $     (949)      $       --       $      462
                                  ===========      ===========      ===========      ===========      ===========      ===========



                                 PETROMINERALS CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  (Dollars in thousands)
----------------------------------------------------------------------------------------

                                                                    2003          2002
                                                                  --------      --------
Cash flows from operating activities:
   Net income (loss)                                              $   184       $  (892)
   Adjustment to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Depreciation, depletion and amortization                       --             2
        Impairment loss                                                --           300
        Loss on sale of property                                        6            --
Changes in operating assets and liabilities:
   Accounts receivable                                                 19           (33)
   Prepaid expenses                                                    --           (27)
   Deposits                                                            70           (96)
   Accounts payable and accrued liabilities                           (84)         (181)
                                                                  --------      --------

Net cash provided by (used in) operating activities                   195          (927)
                                                                  --------      --------

Cash flows from investing activities:
   Purchase of property and equipment                                  --            (2)
   Proceeds from sale of assets                                       129             5
   Note receivable                                                     65          (100)
   Advance for acquisition                                           (200)           --
                                                                  --------      --------

Net cash used in investing activities                                  (6)          (97)
                                                                  --------      --------

Net decrease in cash and cash equivalents                             189        (1,024)

Cash and cash equivalents at beginning of year                        429         1,453
                                                                  --------      --------

Cash and cash equivalents at end of year                          $   618       $   429
                                                                  ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
      Write-off of fully depreciated property per physical
         asset listing                                            $   345       $    --
                                                                  ========      ========
      Reversal in 2002 and purchase in 2001 of land held for
         resale through issuing $100 note payable and $150
         common stock (100,000 shares)                            $    --       $  (250)
                                                                  ========      ========

      Unrealized holding loss on land held for resale and
         reversal                                                 $    --       $    38
                                                                  ========      ========

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

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

     RESTRICTED CASH
     ---------------

     The Company has a Certificate of Deposit ("CD") with a value of approximately $25 at December 31, 2003 and 2002 that has been recorded as restricted cash. The CD has been pledged to the Bureau of Land Management to cover environmental costs.

     REVENUE RECOGNITION
     -------------------

     Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and non-company interests.

     PROPERTY AND EQUIPMENT
     ----------------------

     Oil and gas properties are accounted for using the successful efforts method of accounting. Costs of drilling and equipping successful exploratory and developmental wells are capitalized. All other exploratory expenses are charged to operations as incurred. The carrying value of oil and gas properties is evaluated in relation to the estimated present value of the future net revenues. Depletion, depreciation and amortization are calculated using the units-of-production method based on recoverable reserves. The Company did not incur any exploratory costs during the years ended December 31, 2003 and 2002.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     PROPERTY AND EQUIPMENT (Continued)
     ----------------------------------

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

     The Company adopted SFAS No. 121 in 1996 and SFAS No. 144 in 2002. The future impairment loss on the oil and gas properties has been calculated as the difference between the asset book carrying amounts and future discounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available. At December 31, 2002, due to the depletion of the wells being pumped at the Wyoming properties, impairments were indicated. The Company recorded no impairment losses for the year ended December 31, 2003.

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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

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

2 -  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment, all of which is located in the United States, is stated at cost or net realizable value and consists of the following at December 31 (in thousands):

                                                             2003          2002
                                                            ------        ------

Developed and undeveloped properties                        $  --         $ 431
Less: allowance for impairment                                 --          (300)
                                                            ------        ------

Net developed and undeveloped properties                       --           131
                                                            ------        ------

Other property and equipment:
     Furniture, fixtures and equipment                        106           451
     Accumulated depreciation related to other
        Property and equipment                               (106)         (451)
                                                            ------        ------

Net other property and equipment                               --            --
                                                            ------        ------

Property and equipment, net                                 $  --         $ 131
                                                            ======        ======

     Depreciation, depletion and amortization for the years ended December 31, 2003 and 2002 were $0 and $2, respectively.

     During 2002, the Company determined that the decline in estimated oil and gas reserves due to the depletion of the wells currently being pumped in Wyoming indicated impairment of the Company's remaining oil and gas properties. The estimated undiscounted cash flows anticipated from operating the oil and gas properties indicated that a write-down to fair market value was required under SFAS 121 and 144. This write down resulted in a charge to income of $300 for the year ended December 31, 2002 which is included in the statements of operations as impairment losses.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

3 -  DISPOSITION/ACQUISITION OF ASSETS
     ---------------------------------

     MONTEREY COUNTY
     ---------------

     On October 30, 2003, the Board of Directors approved a Company acquisition involving a 50% interest in a certain oil and gas lease property located between King City and Soledad in Monterey County, California, together with three oil wells (two producing and one non-producing), well equipment, tank farm and related facilities for $200. The acquisition agreement includes a rescission option pending an acceptable environmental examination or oil reserve evaluation. The Company's advance would be refunded if the examination or report differs significantly from previous representations. The rescission option expires August 1, 2004. The purchase price is reflected as advance for acquisition on the accompanying balance sheet at December 31, 2003.

     The Company recognized $12 in oil sales and incurred $36 in production expenses associated with the Monterey County property for the year ended December 31, 2003.

     This acquisition involves a related party transaction as the opportunity was presented by the Company's president, as initiating with California Oil Independents, a California corporation that is owned and controlled by him. The Company's President also owns a 2 1/3% overriding royalty from production on the property that he obtained from Phillips Petroleum Company in 1990.

     SALE OF OIL AND GAS OPERATING ASSETS (In thousands, except price per barrel)
     ------------------------------------

     Other income on the Company statements of operations of $183 and $195 for the years ended December 31, 2003 and 2002, respectively, consists of production payments received from a 1998 sale of oil and gas operating assets. The production payments are payable in any month which certain postings for crude oil exceeds $13.50 per barrel. The monthly payment is equal to one-half of the difference between the posted price and $13.50, multiplied by the barrels produced.

     The Company retained an interest in some of its properties. According to the independent engineer's reserve report, the value of reserves related to the remainder properties was $0 at December 31, 2003 and 2002. The Company had previously determined that it was no longer economically feasible to continue production operations at these wells. However, during 2002, the Company reassumed the production function and continued the operation of these wells.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

3 -  DISPOSITION/ACQUISITION OF ASSETS (CONTINUED)
     ---------------------------------------------

     SALE OF OIL AND GAS OPERATING ASSETS
     ------------------------------------

     In 1999, the Company acquired a 25% interest in a natural gas field in Wyoming. The Company's acquisition of the 25% interest was concluded as a participant with two other related companies (see Note 6 for detail of related party transactions), HAT, LLC and Nevadacor Energy, Inc., which together acquired 50% of Thorofare Energy, Inc.'s existing acreage position, existing wells, well operating equipment and facilities together with production and pipelines and prospective acreage acquisition in an area of interest negotiated between the parties.

     In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $129. The Company charged $6 to loss on the sale of property.

     LAND HELD FOR RESALE
     --------------------

     On September 20, 2001, the Company acquired a 49% interest in certain real property located in Signal Hill, California. As of December 31, 2001, this land was being held for resale and in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" and carried at the lower of cost or estimated realizable value. The estimated realizable value was the estimated selling price in the normal course of business less reasonably predictable costs of completion and disposal. Unrealized gains or losses are excluded from earnings and reported in a separate component of stockholder's equity as cumulative other comprehensive income (loss).

     On October 11, 2002, the Company exercised its rescission rights per the acquisition agreement and rescinded the purchase. A rescission and mutual release agreement was executed in conjunction with the rescission. The Company effectively reversed the recording of the purchase transaction as of December 31, 2002 and retired the 100,000 shares and cancelled the note payable.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

3 -  DISPOSITION/ACQUISITION OF ASSETS (CONTINUED)
     ---------------------------------

     LAND HELD FOR RESALE (Continued)

     The carrying amount and estimated market value of the land at December 31 (in thousands), was as follows:

                                                  2003
                          ------------------------------------------------------
                                            GROSS         GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                             COST          GAINS          LOSSES        VALUE
Land held for resale      $      --      $     --      $      --      $      --
                          ==========     =========     ==========     ==========

                                                  2002
                          ------------------------------------------------------


                                            GROSS         GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                             COST          GAINS          LOSSES        VALUE


Land held for resale      $      --      $     38      $      --      $      --
                          ==========     =========     ==========     ==========

4 -  INCOME TAXES
     ------------

     The provision for income tax was $0 for the years ended December 31, 2003 and 2002, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31 (in thousands):

                                                            2003          2002
                                                          --------      --------
Deferred Tax Assets:
  Net operating loss carryforwards                        $ 2,513       $ 2,852
Impairment loss                                                --           102
Valuation reserve for deferred tax assets                  (2,513)       (2,954)
                                                          --------      --------

     Net Deferred Tax Assets                              $    --       $    --
                                                          ========      ========

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

4 -  INCOME TAXES (Continued)
     ------------------------

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,392 for Federal income tax purposes that will expire beginning in the year 2004. For financial reporting purposes, a valuation allowance of $2,513 and 2,954 has been recorded to offset the deferred tax asset related primarily to these carryforwards as of December 31, 2003 and 2002, respectively.

5 -  COMMON STOCK (In thousands, except par value and per share amounts)
     ------------

     On February 8, 1993, the Board of Directors adopted the 1993 Incentive Stock Option Plan and the 1993 Non-Statutory Stock Option Plan (the Plans). The Plans provide for the granting of options to purchase up to a maximum of 150,000 shares of the Company's common stock to officers, key employees and directors who are not otherwise employed by the Company. Under the Plans, options granted to non-employee directors are limited to a maximum of 7,500 shares of the Company's common stock. The Plans expired on February 8, 2003.

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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

5 -  COMMON STOCK (Continued)
     ------------------------

     No stock options were exercised during the years ended December 31, 2003 and 2002.

     In 2001 in conjunction with the purchase of the Signal Hill property, the Company issued 100,000 shares of common stock valued at $150,000. On October 11, 2002, the Company retired the shares issued in 2001 in connection with rescission of the land purchase, see Note 3, Land Held for Resale.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for the Company beginning December 31, 1998. SFAS 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share for the twelve months ended December 31, 2003 and 2002 are as follows:

                                                  2003                                   2002
                                                  ----                                   ----

                                      Weighted                               Weighted
                                   Average Shares      Income (Loss)      Average Shares      Income (Loss)
                                  (in thousands)        Per Share         (in thousands)        Per Share
                                  ---------------       ----------        ---------------       ---------
Basic

  Net income (loss)                   1,059              $ 0.17                1,059              $(0.84)
                                     =======             =======              =======             =======

Diluted

  Net income (loss)                   1,059              $ 0.17                1,059              $(0.84)
                                     =======             =======              =======             =======

     Basic and diluted earnings per share are the same for 2002, as any impact from the exercise of stock options would be anti-dilutive. There are no common stock equivalents for 2003.

6 -  RELATED PARTIES AND RELATED PARTY TRANSACTIONS
     ----------------------------------------------

     During the periods covered by the financial statements, the Company was involved in various transactions with related parties. These related parties consist primarily of corporations and joint ventures in which officers, directors, and shareholders of the Company, directly and/or indirectly, own varying ownership interest and/or are officers and directors thereof. Related party transactions involving rent paid by the Company (in thousands) were approximately $18 for 2003 and 2002, respectively.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

6 -  RELATED PARTIES AND RELATED PARTY TRANSACTIONS (Continued)
     ----------------------------------------------

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

     On July 17, 2002, the Company issued a note receivable to Nevadacor Energy, Inc. in the amount of $100. The note bears interest at 7% per annum commencing on January 1, 2003. The due date on the note is June 30, 2004 and the note is secured by Nevadacor's interest in the Wyoming property. The outstanding balance on the note as of December 31, 2003 and 2002 was $35 and $100, respectively.

     The Company is currently operating under a month to month lease for its office space with an entity owned by an officer of the Company. The monthly rent under this lease is $2 per month.

     The Company's Board of Directors has committed to a new lease with the same affiliate for a one year period with the option to extend for an additional year as of April 1, 2004. Additional lease terms are under negotiations.

     The Company has a $12 accounts receivable from a company which is related through ownership by the Company's President.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

7 -  UNAUDITED QUARTERLY FINANCIAL DATA (In thousands, except per share amounts)
     ----------------------------------

                                                              2003
                                 ---------------------------------------------------------------
                                   FIRST       SECOND         THIRD        FOURTH
                                  QUARTER      QUARTER       QUARTER       QUARTER        YEAR
                                 --------     --------      --------      --------      --------
Revenues                         $   139      $   378       $   329       $    70       $   916
Costs and expenses                   176          227           171           158           732
                                 --------     --------      --------      --------      --------

Net income (loss)                $   (37)     $   151       $   158       $   (88)      $   184
                                 ========     ========      ========      ========      ========

Net income (loss) per share      $ (0.03)     $  0.14       $  0.15       $ (0.08)      $  0.17
                                 ========     ========      ========      ========      ========

                                                              2002
                                 ---------------------------------------------------------------
                                   FIRST       SECOND         THIRD        FOURTH
                                  QUARTER      QUARTER       QUARTER       QUARTER        YEAR
                                 --------     --------      --------      --------      --------

Revenues                         $   216      $   257       $   257       $   141       $   871
Costs and expenses                   153          462           411           737         1,763
                                 --------     --------      --------      --------      --------

Net income (loss)                $    63      $  (205)      $  (154)      $  (596)      $  (892)
                                 ========     ========      ========      ========      ========

Net income (loss) per share      $  0.05      $ (0.18)      $ (0.15)      $ (0.56)      $ (0.84)
                                 ========     ========      ========      ========      ========

8 -  ENVIRONMENTAL MATTERS
     ---------------------

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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

8 -  ENVIRONMENTAL MATTERS (Continued)
     ---------------------------------

     MONTEREY PARK, CALIFORNIA (Continued)
     -------------------------

     On December 20, 2001, the Company agreed to a settlement option for liabilities related to the OII site in which the Company will pay $483 plus interest in three installments as follows: The first installment of $317 was due and paid within thirty (30) days following receipt of notice of entry of the Consent Decree (June 7, 2002). The second installment of $86 (which amount includes interest of $3 at the Superfund rate of 3.35% to the due date) was due and paid one year after the due date of the first installment. The third installment of $89 (which amount includes interest of $6 at the Superfund rate of 3.35% compounded annually to the due date) will be due two years after the due date of the first installment. As a result, the Company has included in accrued liabilities $82 and $166 at December 31, 2003 and 2002, respectively.

     SANTA BARBARA, CALIFORNIA
     -------------------------

     On February 7, 2000, the Environmental Protection Agency ("EPA") advised the Company that it had been identified as having disposed of waste material at the Casmalia Disposal site in Santa Barbara County, California, and that the Company is potentially liable for certain costs associated with site cleanup.

     On December 20, 2001 the Company agreed to an informal settlement option for liabilities related to the Casmalia disposal site in which the Company will pay $243 upon the issuance of a formal Consent Decree. At the present time the Consent Decree has not been entered. The Company has included approximately $243 in accrued liabilities at December 31, 2003 and 2002.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------
9 -  CONTINGENCIES
     -------------

     An action was filed against the Company (the Defendant) and a former officer alleging interference with contractual negotiations in the potential purchase of property. A motion for summary judgment in favor of the Company was granted; then reversed and appealed. A judgment of $19,257 was entered against the Company, which was then overturned. The plaintiffs appealed this judgment. The Company filed a protective cross appeal. A motion for a new trial has been granted. The Company believes that the allegations against it have no substance or merit and will vigorously defend its position. For the years ended December 31, 2003 and 2002 $175 and $807, respectively, in litigation expenses have been incurred and are included in general and administrative expenses in the Company's statements of operations. The Company has recovered $512 and $427 in 2003 and 2002, respectively, from insurance coverage.

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

10 - CONCENTRATION OF BUSINESS AND CREDIT RISK
     -----------------------------------------

     The Company sold substantially all of its oil and gas to Pacific Marketing and Transportation, LLC (Pacific) in 2003 and 2002. In fiscal years 2003 and 2002, revenue from sales to Pacific was more than 50% of the Company's gross revenue from continuing operations.

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

10 - CONCENTRATION OF BUSINESS AND CREDIT RISK (Continued)
     -----------------------------------------

     The Company maintains most cash and cash equivalents in short-term money market accounts which exceed Federal Insurance limits. At December 31, 2003 and 2002, unsecured cash and cash equivalents were $418 and $283, respectively.

11 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     --------------------------------------------------------------------

     RESULTS OF OPERATIONS
     ---------------------

     Selected financial information for oil and gas operations accounted for under the successful efforts methods for the years ended December 31, is summarized below (in thousands):

                                                            2003        2002
                                                           ------      ------
     Produced oil and gas sales                            $ 212       $ 211
     Less:
       Operating expenses                                    322         383
       Depreciation, depletion and amortization               --           2
                                                           ------      ------

     Results of operations from oil and gas producing
        activities, excluding corporate overhead and
        interest costs                                     $(110)      $(174)
                                                           ======      ======


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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

11 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES  (UNAUDITED)
     (Continued)
     ---------------------------------------------------------------------

     ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (Continued)
     --------------------------------------------

                                                             2003       2002
                                                            -----      -----
     Proved developed and undeveloped reserves: (Mboe)
       Beginning of period                                    63          2
       Purchase of minerals in place                         370         --
       Revision of previous estimates                          3         71
       Production                                             (8)       (10)
                                                            -----      -----

     End of period                                           428         63

     Proved developed reserves:
       Beginning of period                                    63          2
       End of period                                         428         63


       * (Six mcf of natural gas has been converted to one barrel of crude oil).

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
     ------------------------------------------------------------------------

     A standardized measure of discounted future net cash flows is presented below for each of the years ended December 31, 2003 and 2002. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to year-end quantities of those reserves.

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

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

11 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     (Continued)
     --------------------------------------------------------------------

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Continued)
     ------------------------------------------------------------------------

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

                                                        2003          2002
                                                      --------      --------

Future cash inflows                                   $ 9,504       $ 1,692
Future production and development costs                (2,604)       (1,217)
                                                      --------      --------

Future net cash flows                                   6,900           475
10% annual discount for estimated timing of cash
   flows                                               (3,039)         (120)
                                                      --------      --------

Standardized measure of discounted future net
   cash flows                                         $ 3,861       $   355
                                                      ========      ========

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

11 - SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES (UNAUDITED)
     (Continued)
     --------------------------------------------------------------------

     DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Continued)
     ------------------------------------------------------------------------

     Following are the principal sources of change in the standardized measure of discounted future cash flows for the years ended December 31, (in thousands):

                                                            2003          2002
                                                          --------      --------

Beginning balance                                         $   355       $     3
Sales and transfers of oil and gas produced, net of
   production costs                                           109           172
Net changes in prices and production costs, based
   on beginning of year barrels                               994           493
Revisions to previous estimates                              (970)         (124)
Accretion of discount                                          --            --
Net change in income taxes                                 (2,748)         (189)
Purchase of minerals in place                               6,120            --
Other                                                          --            --
                                                          --------      --------

Ending balance                                            $ 3,860       $   355
                                                          ========      ========

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Executive Officers of Petrominerals, together with the years in which such Officers were named to their present offices are as follows:

                                                                Year Named to
            Name                 Position with Company        Present Position
            ----                 ---------------------        ----------------

     Everett L. Hodges*          President, Chief                    2002
                                 Executive Officer,
                                 Chief Financial Officer and
                                 Director

     John A. Erickson            Secretary / Treasurer               2002

Each of the Executive Officers serves at the pleasure of the Board of Directors.

     *Mr. Everett L. Hodges was elected President and Chief Executive Officer on October 30, 2003.


BIOGRAPHICAL INFORMATION

The following table sets forth the name, principal occupation, age and the year in which the individual first became a director, and business experience during the last five years:

EVERETT L. HODGES                     71          Director                  1979

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

JOHN A. ERICKSON                   80           Director                    2000

Mr. John A. Erickson, for more than the past ten years, has served as a director and officer of St. James Oil Corporation, County Water Company, La Fortuna Associates and OSCA Development Company and has recently retired as a director of Weybrun Security Company. Mr. Erickson is currently sitting on the Company's audit committee.

DONALD R. CLEM                     71           Director                    2003

Mr. Donald R. Clem is a retired Certified Public Accountant and has had extensive experience for more than 32 years as a CPA, owning his own accounting Company for most of that time and serving clients heavily involved in the oil and gas and real estate industries.

FRED RHYME                            79       Director                     2003

*The Board of Directors has not filed the vacancy on the Board due to the resignation of Mr. McMahon; thus the Board of Directors currently has Four (4) Directors.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (Continued)
-----------------------------------------------------------------------------


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

AUDIT COMMITTEE - This committee consists of Mr. Clem and Mr. Erickson. The Audit Committee is responsible for reviewing the scope and procedures of internal auditing work, the results of independent audits, the accounting policies of management, and recommends to the Board the appointment of the Company's outside auditors. This committee did not hold any meetings during the last fiscal year, as all discussions and decisions were made by the full Board of Directors, which includes the Audit Committee membership.

ATTENDANCE AT BOARD MEETINGS

During the last fiscal year, the Board of Directors of the Company held four special meetings and no regular meetings. Attendance at all such meetings of the Board except one was 100%.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Annual Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal year ended December 31, 2002, whose annual cash compensation exceeded $100,000 or served as Chief Executive Officer. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the table except the $24,000.00 paid to Everett L. Hodges as President, representing $2000 each month.


SUMMARY ANNUAL COMPENSATION TABLE

                                                               Year       Salary
                                                               ----       ------
Everett L. Hodges, President, Chief Executive Officer and 2003 $24,000 Chief Financial Officer.


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

COMPENSATION OF DIRECTORS

During the year ended December 31, 2003, the one employee director and President received $2,000.00 per month. The non-employee directors who held office were paid $500 per meeting for a total of $2,000.00 in compensation paid to directors of the Company. In addition, the non-employee directors are reimbursed for reasonable expenses incurred in connection with any meetings attended.

The Company did not pay any additional fees to directors for serving as members of the Audit or Ad-Hoc Committees during the last fiscal year.

ITEM 11 - SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the beneficial ownership as of March 30, 2004, of the Company's common stock with respect to all directors and officers as a group, to the extent that it is known to the Company, either through Securities Exchange Act filings or information supplied by the persons named in the table.

Name of Director                    Number of Shares
or Number of                        and Nature of          Percent
Persons in Group                    Beneficial Ownership   Of Class
----------------                    --------------------   --------

John A. Erickson                           9,555              .82%
Everett L. Hodges                         88,060 (1)(2)      7.60%
Fred Rhyme                                 1,000              .00%

All directors and officers as a group,
including the persons named above
 (3 Persons)                              98,615             9.00% computations)
----------------------

     (1) Everett L. Hodges was granted 3,125 shares of the Company's common stock under the Directors Stock Compensation Plan in 1994 in lieu of cash directors fees for the period from May 1, 1992 to June 1, 1994. See "Directors Stock Compensation Plan"

     (2) The 88,060 shares beneficially held by Everett L. Hodges include 73,487 shares held of record jointly in the Everett L. Hodges and Mary
          M. Hodges Trust. This amount also includes 4,175 shares held directly by Everett L. Hodges, and 10,398 shares held of record by Energy Production & Sales Co., Inc. (EPS). The 88,060 shares do not include 10,052 shares held in trust for the children and grandchild of Everett
          L. and Mary M. Hodges, as to which Mr. and Mrs. Everett L. Hodges disclaim any beneficial ownership.

1993 INCENTIVE STOCK OPTION PLAN AND 1993 NON-STATUTORY STOCK OPTION PLAN (CONTINUED)

1993 INCENTIVE STOCK OPTION PLAN AND 1993 NON-STATUTORY STOCK OPTION PLAN

The Company has in effect two stock option plans - the 1993 Incentive Stock Option Plan (the Incentive Plan) and the 1993 Non-Statutory Stock Option Plan (the Non-Statutory Plan) (the Incentive Plan and the Non-Statutory Plan are sometimes collectively referred to herein as the Plans), which were adopted by the Board of Directors and approved by the shareholders of the Company in 1993. The Plans in the aggregate provide for the granting of options to purchase a maximum of 150,000 shares of the Company's common stock to employees and directors of the Company and its affiliates (as defined herein); however, options which may be granted to non-employee directors are limited to a maximum of 7,500 shares. The Plans expired on February 8, 2003.

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

DIRECTORS STOCK COMPENSATION PLAN

On April 16, 1992, as part of its cost containment program, the Board of Directors of the Company adopted the Directors Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan provides for the granting of stock to non-employee directors of the Company in lieu of paying director's fees in cash. The purpose of the Stock Compensation Plan is to minimize cash outflow from the Company by compensating non-employee directors for their services to the Company in stock rather than in cash. The maximum number of shares provides for the Stock Compensation Plan is 18,750. Only non-employee directors of the Company are eligible to participate in the Stock Compensation Plan. In February 1994 and February 1993, a distribution of 2,075 shares and

1,050 shares was made to each of the non-employee directors under this Plan, respectively. This Plan terminated on February 10, 1995, at which time all of the shares issued under this Plan were distributed to non-employee directors. The Stock Compensation Plan is administered by the disinterested members of the Board, or, in the event there are none such, the President and Chief Executive Officer and the Secretary of the Company. The granting of stock under the Stock Compensation Plan is according to a pre-set formula. Directors fees payable to non-employee directors of the Company under this plan were set by the Board at $700 per month. Under the Stock Compensation Plan, the eligible directors received stock at a value of $700 per month, determined by the average trading price as quoted for the calendar month immediately preceding the month in which the directors fees are earned; provided, however, that the valuation of the stock shall not be less than the net book value of the Company expressed on a per share basis. Any shares issued under this plan shall be restricted shares, subject to a two year holding period.

REPORTABLE TRANSACTIONS

To the knowledge of the Company, as of March 30, 2004, all reporting persons have properly filed the appropriate forms on all reportable transactions and all forms were timely filed in compliance with Section 16(a) of the Exchange Act.

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

No stock options were exercised during the years ended December 31, 2003 and 2002.

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

On October 30, 2003, Company entered into an agreement to purchase a 50% interest in three oil wells and an oil and gas lease in Monterey County, California; conditioned upon an independent engineering evaluation acceptable to Company. The opportunity was presented to Company by California Oil Independents, a California corporation controlled by Everett L. Hodges. As due diligence efforts by the Company representatives have not been completed, Company may elect to go forward with the acquisition or rescind and have restored all monies paid for the acquisition. See Item 7- "Related Parties and Related Party Transactions"

INDEBTEDNESS OF MANAGEMENT

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

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page(s)
                                                                         -------
A. LIST OF DOCUMENTS
   -----------------
         1.   Report of Mendoza Berger & Company, LLP                       10
              Balance Sheets at December 31, 2003 and 2002                  11
              Statements of Operations for the Years Ended
              December 31, 2003 and 2002                                    12
              Statements of Shareholders' Equity for the Years Ended
              December 31, 2003 and 2002                                    13
              Statements of Cash Flows for the Years Ended
              December 31, 2003 and 2002                                    14
              Notes to Financial Statements                               15-29


         2. Reports on Form 8-K
              A Form 8-K was filed on May 31, 2002;
              A Form 8-K was filed on November 7, 2002;
              A Form 8-K was filed on March 18, 2003; and
              A Form 8-K/A was filed on March 28, 2002

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
                Chief Executive Officer)


ITEM 14 - CONTROLS AND PROCEDURES.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROMINERALS CORPORATION
(Registrant)


By:  Everett L. Hodges
     ------------------------------
     Everett L. Hodges, President
     and Chief Executive Officer

Dated:  March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


Dated: March 30, 2004                  By: Everett L. Hodges
                                           -------------------------------------
                                           Everett L. Hodges, President,
                                           Chief Executive Officer,
                                           Chief Financial Officer, and Director


Dated: March 30, 2004                  By: John A. Erickson
                                           -------------------------------------
                                           John A. Erickson, Director



Dated: March 30, 2004                  By: Fred Rhyme
                                           -------------------------------------
                                              Fred Rhyme, Director