Form 10QSB
period 2004-03-31
PETROMINERALS CORP
filed 2004-05-14
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

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

         1221 Puerta Del Sol, Suite 200, San Clemente, California 92673
         --------------------------------------------------------------
                    (Address of principal executive offices)

                970 Calle Negocio, San Clemente, California 92673
                -------------------------------------------------
                 (Former address of principal executive offices)

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

                                 No [ ] Yes [X]

The number of shares of Registrant's common stock outstanding at March 31, 2004 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets.............................................................   2

Statements of Operations...................................................   3

Statements of Cash Flows...................................................   4

Notes to Financial Statements..............................................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   6

Item 3.  Disclosure Controls and Procedure.................................   8

PART II - OTHER INFORMATION................................................   9

SIGNATURES.................................................................  10

                                         PETROMINERALS CORPORATION
                                               BALANCE SHEETS
                              (Dollars in thousands, except par value amounts)
-----------------------------------------------------------------------------------------------------------

                                                   ASSETS

                                                                          MARCH 31, 2004      DECEMBER 31,
                                                                            (UNAUDITED)           2003
                                                                          --------------     --------------
Current Assets:
  Cash and cash equivalents                                               $         527      $         618
  Accounts receivable                                                                --                  2
  Accounts receivable-related party                                                  --                 12
  Notes receivable                                                                   35                 35
  Prepaid expenses                                                                   66                 61
  Advance for acquisition                                                           200                200
                                                                          --------------     --------------

     Total current assets                                                           828                928

Restricted cash                                                                      25                 25
Property and equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                                   --                 --

Deposits                                                                             72                 69
                                                                          --------------     --------------

    Total assets                                                          $         925      $       1,022
                                                                          ==============     ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $         250      $         235
  Accrued liabilities                                                               325                325
                                                                          --------------     --------------

     Total current liabilities                                                      575                560

Shareholders' equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                                               --                 --
  Common stock:
    $.80 par value, 20,000,000 shares authorized; 1,059,404
      shares issued and outstanding at March 31, 2004 (unaudited) and
      December 31, 2003, respectively                                               848                848
Capital in excess of par value                                                      563                563
Accumulated deficit                                                              (1,061)              (949)
                                                                          --------------     --------------

     Total shareholders' equity                                                     350                462
                                                                          --------------     --------------

    Total liabilities and shareholders' equity                            $         925      $       1,022
                                                                          ==============     ==============

                               See accompanying notes to financial statements

                                                     2

                            PETROMINERALS CORPORATION
                            STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                 -------------------------------

                                                     2004              2003
                                                  (UNAUDITED)       (UNAUDITED)
                                                 -------------     -------------

Revenues:
  Oil and gas                                    $         65      $         42
  Other income                                              2                97
                                                 -------------     -------------

    Total revenues                                         67               139
                                                 -------------     -------------

Costs and expenses:
  Oil and gas                                              88                59
  General and administrative                               91               117
                                                 -------------     -------------

    Total costs and expenses                              179               176
                                                 -------------     -------------

Net loss                                         $       (112)     $        (37)
                                                 =============     =============

Net loss per share                               $      (0.11)     $      (0.03)
                                                 =============     =============

Weighted average common shares outstanding              1,059             1,059
                                                 =============     =============

                 See accompanying notes to financial statements

                                      PETROMINERALS CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
-----------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                    ---------------------------------

                                                                         2004               2003
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                    --------------     --------------
Cash flows from operating activities:
   Net loss                                                         $        (112)     $         (37)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                               12                (30)
      Decrease (increase) in accounts receivable- related party                 2                 --
      (Increase) decrease in prepaid expenses                                  (5)                16
      (Increase) decrease in deposits                                          (3)                11
      Increase in accounts payable and accrued liabilities                     15                 12
                                                                    --------------     --------------

Net cash used in operating activities                                         (91)               (28)
                                                                    --------------     --------------

Net decrease in cash and cash equivalents                                     (91)               (28)

Cash and cash equivalents at beginning of period                              618                429
                                                                    --------------     --------------

Cash and cash equivalents at end of period                          $         527      $         401
                                                                    ==============     ==============

                            See accompanying notes to financial statements

                                                  4

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
              (Dollars in thousands, except oil price per barrel,
                   par value amounts, and per share amounts)
--------------------------------------------------------------------------------


1 - BASIS FOR PRESENTATION
    ----------------------

    The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

    The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

PETROMINERALS CORPORATION


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties in California and subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In May of 2003 the Company sold its interest in the Wyoming gas field after Company and its partners concluded that they did not have the financial resources to develop the coal seam gas reserves. As a result of the decrease in California and Wyoming operations, net cash flow decreased from a negative cash flow of approximately $(28) for the first three months of 2003 to a negative cash flow of approximately $(91) for the same period in 2004. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

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

Three months ended March 31, 2003 as compared with the three months ended
-------------------------------------------------------------------------
March 31, 2004.
---------------

The Company recorded oil sales for the 1st quarter of 2004 of $65,000 and Company total revenues of $67,000 for the three months ended March 31, 2004 versus $139,000 for the same period in 2003. Operating expenses were $88,000 for the three months ended March 31, 2004 versus $59,000 for the same period in 2003. General and administrative expenses decreased to $91,000 for the three months ended March 31, 2004 versus $117,000 for the same period in 2003. As a result, the Company realized net loss of $112,000 for the three months ended March 31, 2004 versus a net loss of $37,000 for the same period in 2003.

PETROMINERALS CORPORATION

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


BUSINESS REVIEW
---------------

OIL AND GAS SEGMENT
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company. As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999. In October of 2003, a determination was made by the Company to acquire a 50% interest in two producing wells and an oil and gas lease in Monterey County, California, providing an independent review and analyses justified the expenditure of $200,000. It is anticipated that a final determination will be made in the third quarter of 2004.

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

WYOMING VENTURE
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing. Test work in the coal beds indicates the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $127,058 as its share of the proceeds of a sale in May 2003.

SANTA CLARITA AREA
------------------

As a result of the 1998 sale, the Company retained a 53% working interest in the Castaic Hills Unit, a 100% working interest in a nearby oil well and an 83.3% working interest in 2 non-producing oil wells in the nearby Hasley Canyon field. The Hasley Canyon wells are being abandoned. With oil prices at historically high levels, the operator has initiated a program of returning wells to production and enhancement of the water disposal activities.

PETROMINERALS CORPORATION

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PRODUCTION PAYMENT
------------------

As additional consideration for the 1998 sale of its producing properties, Company retained a production payment in the amount of $931,000. Company receives payments from the buyer in any month the posted price for the oil produced exceeds $13.50 per barrel. As of August 31, 2003 cumulative production payments to the Company totaled $931,000.


ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PETROMINERALS CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
         -----------------

The Company moved its office from 970 Calle Negocio, San Clemente, California 92673 to 1221 Puerta Del Sol, Suite 200, San Clemente, California 92673 effective March 1, 2004; however, telephone and Facsimele Transmittal number remains the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

Exhibits  -  Exhibits 99.1 (Certification of Chief Financial Officer and
     Chief Executive Officer)

PETROMINERALS CORPORATION

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PETROMINERALS CORPORATION
-------------------------
(Registrant)


Everett L. Hodges
-----------------
Everett L. Hodges
President, CEO & Chief Financial Officer