Form 10QSB
period 2004-06-30
PETROMINERALS CORP
filed 2004-08-13
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004

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

1221 Puerta Del Sol, Suite 200, San Clemente, California 92673
                -------------------------------------------------
                    (Address of principal executive offices)

                970 Calle Negocio, San Clemente, California 92673
                -------------------------------------------------------------
                    (Former address of principal executive offices)

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

                             [ ] [X]
                              No Yes

The number of shares of Registrant's common stock outstanding at June 30, 2004 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets................................................................2

Statements of Operations......................................................3

Statements of Cash Flows......................................................4

Notes to Financial Statements.................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................6

Item 3.  Disclosure Controls and Procedure....................................8

PART II - OTHER INFORMATION...................................................9

SIGNATURES....................................................................10


                                    PETROMINERALS CORPORATION
                                         BALANCE SHEETS
                        (Dollars in thousands, except par value amounts)
------------------------------------------------------------------------------------------------

                                             ASSETS

                                                                    JUNE 30,
                                                                      2004          DECEMBER 31,
                                                                   (unaudited)         2003
                                                                   ------------     ------------
Current Assets
  Cash and cash equivalents                                        $       401      $       618
  Accounts receivable                                                       --                2
  Accounts receivable- related party                                        --               12
  Note receivable                                                           35               35
  Prepaid expenses                                                          39               61
  Advance for acquisition                                                  200              200
                                                                   ------------     ------------

     Total current assets                                                  675              928

Restricted cash                                                             25               25
Property and equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                          --               --

Deposits                                                                    74               69
                                                                   ------------     ------------

    Total assets                                                   $       774      $     1,022
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $       241      $       235
  Accrued liabilities                                                      242              325
                                                                   ------------     ------------

     Total current liabilities                                             483              560

Shareholders' equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
    no shares issued and outstanding                                        --               --
  Common stock:
    $.80 par value, 20,000,000 shares authorized; 1,059,404
    shares issued and outstanding at June 30, 2004 (unaudited)
    and December 31, 2003, respectively                                    848              848
Capital in excess of par value                                             563              563
Accumulated deficit                                                     (1,120)            (949)
                                                                   ------------     ------------

     Total shareholders' equity                                            291              462
                                                                   ------------     ------------

    Total liabilities and shareholders' equity                     $       774      $     1,022
                                                                   ============     ============


                         See accompanying notes to financial statements

                                               2


                                          PETROMINERALS CORPORATION
                                           STATEMENTS OF OPERATIONS
                               (Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                   ENDED JUNE 30,
                                               -----------------------------    -----------------------------

                                                  2004              2003           2004              2003
                                               (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                               ------------     ------------    ------------     ------------
Revenues:
  Oil and gas                                  $        63      $        50     $       128      $        92
  Other income                                           3               53               5              150
  Insurance recoveries                                  --              275              --              275
                                               ------------     ------------    ------------     ------------

    Total revenues                                      66              378             133              517
                                               ------------     ------------    ------------     ------------

Costs and expenses:
  Oil and gas                                           70              115             158              174
  General and administrative                            49              104             140              221
  Loss on sale of property (Note 2)                     --                8              --                8
  Other expense                                          6               --               6               --
                                               ------------     ------------    ------------     ------------
    Total costs and expenses                           125              227             304              403
                                               ------------     ------------    ------------     ------------
Net income (loss)                              $       (59)     $       151     $      (171)     $       114
                                               ============     ============    ============     ============

Net income (loss) per share                    $     (0.06)     $      0.14     $     (0.16)     $      0.10
                                               ============     ============    ============     ============

Weighted average common shares outstanding           1,059            1,059           1,059            1,059
                                               ============     ============    ============     ============

                                See accompanying notes to financial statements

                                                      3


                             PETROMINERALS CORPORATION
                              STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
-----------------------------------------------------------------------------------

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                           ------------------------

                                                              2004          2003
                                                           (UNAUDITED)  (UNAUDITED)
                                                           -----------  -----------
Cash flows from operating activities:
   Net income (loss)                                       $     (171)  $      114
   Adjustment to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Loss on sale of property                                     --            8
   Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                   12           (1)
      Decrease in accounts receivable-related party                 2           --
      Decrease in prepaid expenses                                 22           28
      (Increase) Decrease in other assets                          (5)          56
      Increase in accounts payable                                  6           10
      Decrease in accrued liabilities                             (83)         (87)
                                                           -----------  -----------

Net cash provided by (used in) operating activities              (217)         128
                                                           -----------  -----------
Cash flows from investing activities:
   Notes receivable                                                --           65
   Proceeds from sale of property                                  --          123
                                                           -----------  -----------

Net cash provided by (used in) investing activities                --          188
                                                           -----------  -----------

Net increase (decrease) in cash and cash equivalents             (217)         316

Cash and cash equivalents, at beginning of period                 618          429
                                                           -----------  -----------
Cash and cash equivalents, at end of period                $      401   $      745
                                                           ===========  ===========



                   See accompanying notes to financial statements

                                         4

                            PETROMINERALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
     (Dollars in thousands, except oil price per barrel, par value amounts, and per share amounts)
--------------------------------------------------------------------------------

1 - BASIS FOR PRESENTATION

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2 - SALE OF WYOMING PROPERTY

     In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $134. The Company charged $8 to loss on the sale of the property for the period ended June 30, 2003.

PETROMINERALS CORPORATION


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated third party. The Company did retain an interest in two small oil properties in California and subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In May of 2003 the Company sold its interest in the Wyoming gas field after Company and its partners concluded that they did not have the financial resources to develop the coal seam gas reserves. As a result of the decrease in California and Wyoming operations, net cash flow from operating activities decreased from a positive cash flow of approximately $128,000 for the first six months of 2003 to a negative cash flow of approximately $(217,000) for the same period in 2004. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

The Company continues to seek new business opportunities. However, due to the prolonged depletion of cash resources, future plugging obligations, payments to EPA and the possibility of an, unfavorable judgment against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless a new business opportunity can be implemented, the Company's future prospects are limited.

Three and six months ended June 30, 2003 as compared with the three and six months ended June 30, 2004.
--------------------------------------------------------------------------------

During the three months ended June 30, 2004, the Company recorded oil sales of $63,000 and total revenue of $66,000 compared to the oil sales of $50,000 and the total revenue of $378,000 for the comparable period in 2003. The Company recorded oil sales for the 1st half of 2004 of $128,000 and total revenues of $133,000 for the six months ended June 30, 2004 versus recorded oil sales of $92,000 and total revenues of $517,000 for the same period in 2003.

During the three months ended June 30, 2004, the Company's operating expenses were $70,000 compared to $115,000 for the comparable period in 2003. Operating expenses were $158,000 for the six months ended June 30, 2004 versus $174,000 for the same period in 2003.

During the three months ended June 30, 2004, the Company's general and administrative expenses were $49,000 compared to $104,000 for the same period in 2003. General and administrative expenses decreased to $140,000 for the six months ended June 30, 2004 compared to $221,000 for the same period in 2003.

During the three months ended June 30, 2004, the Company recorded a net loss of $(59,000) compared to a net income of $151,0000, a decrease of $210,000 or 139%. The Company realized a net loss of $(171,000) for the six months ended June 30, 2004 compared to a net income of $114,000 for the same period in 2003, a decrease of $285,000 or 250%.

PETROMINERALS CORPORATION
ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS REVIEW
---------------

OIL AND GAS SEGMENT
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated third party. In 1999, the Company initiated a process to use the proceeds to either purchase additional oil and gas producing assets or merge with another company.

As a result of this process the Company completed the acquisition of a 25% interest in the Smith Ranch natural gas field located in southwest Wyoming for approximately $102,000 in cash in September 1999 and selling its interest for $133,966 in May 2003.

In October of 2003, a determination was made by the Company to acquire a 50% interest in two producing wells and an oil and gas lease in Monterey County, California, providing an independent review and analyses justified the expenditure of $200,000. It is anticipated that a final determination will be made in the fourth quarter of 2004.

The Company continues to seek new business opportunities.
However, due to the prolonged depletion of cash resources, future plugging obligation, payments to EPA and the possibility of an unfavorable judgments against the Company, prospects for consummating a new business transaction are limited. Interested parties should be aware that unless a new business opportunity can be implemented, the Company future prospects are limited.

WYOMING VENTURE
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing. Test work in the coal beds indicates the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $133,966 as its share of the proceeds of a sale in May 2003.

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


ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004 an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004

PETROMINERALS CORPORATION


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

The Company moved its office from 970 Calle Negocio, San Clemente, California 92673 to 1221 Puerta Del Sol, Suite 200, San Clemente, California 92673 effective March 1, 2004; however, telephone and facsimile transmittal numbers remain the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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