Form 10QSB
period 2004-09-30
PETROMINERALS CORP
filed 2004-11-15
CIK 77952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

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

                                Yes [X]   No [ ]

The number of shares of Registrant's common stock outstanding at September 30, 2004 was 1,059,404.

                            PETROMINERALS CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets .............................................................. 2

Statements of Operations..................................................... 3

Statements of Cash Flows..................................................... 4

Notes to Financial Statements................................................ 5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 6

Item 3.  Disclosure Controls and Procedure................................... 8

PART II - OTHER INFORMATION.................................................. 9

SIGNATURES...................................................................10

                                             PETROMINERALS CORPORATION
                                                   BALANCE SHEETS
                                  (Dollars in thousands, except par value amounts)
-------------------------------------------------------------------------------------------------------------------


                                                       ASSETS

                                                                          SEPTEMBER 30, 2004
                                                                              (UNAUDITED)        DECEMBER 31, 2003
                                                                          ------------------     ------------------
Current Assets
  Cash and cash equivalents                                               $             405      $             618
  Accounts receivable                                                                    --                      2
  Accounts receivable - related party                                                    --                     12
  Note receivable                                                                        --                     35
  Prepaid expenses                                                                       42                     61
  Advance for acquisition                                                               200                    200
                                                                          ------------------     ------------------

     Total current assets                                                               647                    928

Restricted cash                                                                          25                     25
Property and equipment, net (including oil and gas properties
   accounted for on the successful efforts method)                                       --                     --

Deposits                                                                                 74                     69
                                                                          ------------------     ------------------

    Total assets                                                          $             746      $           1,022
                                                                          ==================     ==================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $             244      $             235
  Accrued liabilities                                                                   242                    325
                                                                          ------------------     ------------------

     Total current liabilities                                                          486                    560

Shareholders' equity
  Preferred stock:
    $.10 par value, 2,900,000 shares authorized;
      no shares issued and outstanding                                                   --                     --
  Common stock:
    $.80 par value, 20,000,000 shares authorized; 1,059,404
      shares issued and outstanding at September 30, 2004 (unaudited)
      and December 31, 2003, respectively                                               848                    848
Capital in excess of par value                                                          563                    563
Accumulated deficit                                                                  (1,151)                  (949)
                                                                          ------------------     ------------------

     Total shareholders' equity                                                         260                    462
                                                                          ------------------     ------------------

    Total liabilities and shareholders' equity                            $             746      $           1,022
                                                                          ==================     ==================


                                   See accompanying notes to financial statements


                                                         2

                                            PETROMINERALS CORPORATION
                                             STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------


                                                  FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                               -------------------------------    -------------------------------
                                                   2004              2003             2004              2003
                                                (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                                               -------------     -------------    -------------     -------------
Revenues:
  Oil and gas                                  $         55      $         53     $        183      $        145
  Other income                                            5                39               10               189
  Insurance recoveries                                   --               237               --               512
                                               -------------     -------------    -------------     -------------

    Total revenues                                       60               329              193               846
                                               -------------     -------------    -------------     -------------

Costs and expenses:
  Oil and gas                                            44                51              202               225
  General and administrative                             47               117              187               338
  Loss on sale of property (Note 2)                      --                --               --                 8
  Other expense                                          --                 3                6                 3
                                               -------------     -------------    -------------     -------------

    Total costs and expenses                             91               171              395               574
                                               -------------     -------------    -------------     -------------

Net income (loss)                              $        (31)     $        158     $       (202)     $        272
                                               =============     =============    =============     =============

Net income (loss) per share                    $       (.03)     $        .15     $       (.19)     $        .26
                                               =============     =============    =============     =============

Weighted average common shares outstanding            1,059             1,059            1,059             1,059
                                               =============     =============    =============     =============


                                   See accompanying notes to financial statements


                                                        3

                                   PETROMINERALS CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
----------------------------------------------------------------------------------------------


                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             ---------------------------------
                                                                  2004               2003
                                                               (UNAUDITED)        (UNAUDITED)
                                                             --------------     --------------
Cash flows from operating activities:
   Net income (loss)                                         $        (202)     $         272
   Adjustment to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Loss on sale of property                                          --                  8
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                   12                 14
      Decrease in accounts receivable-related party                      2                 --
      Decrease in prepaid expenses                                      19                 45
      (Increase) decrease in other assets                               (5)                60
      Increase (decrease) in accounts payable                            9                (25)
      Decrease in accrued liabilities                                  (83)               (84)
                                                             --------------     --------------

Net cash provided by (used in) operating activities                   (248)               290
                                                             --------------     --------------

Cash flows from investing activities:
   Notes receivable                                                     35                 65
   Proceeds from sale of property                                       --                123
   Advance for acquisition                                              --               (200)
                                                             --------------     --------------

Net cash provided by (used in) investing activities                     35                (12)
                                                             --------------     --------------

Net increase (decrease) in cash and cash equivalents                  (213)               278

Cash and cash equivalents, at beginning of period                      618                429
                                                             --------------     --------------

Cash and cash equivalents, at end of period                  $         405      $         707
                                                             ==============     ==============


                        See accompanying notes to financial statements


                                               4

                            PETROMINERALS CORPORATION
                          Notes to Financial Statement
             For the Nine Months Ended September 30, 2004 and 2003
                                  (unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

1 -  BASIS FOR PRESENTATION
     ----------------------

     The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2 -  SALE OF WYOMING PROPERTY
     ------------------------

     In May of 2003, the Company sold its twenty-five percent interest in the Wyoming gas field for $134. The Company charged $8 to loss on the sale of property for the period ended September 30, 2003.

3 -  ONGOING LITIGATION AND GOING CONCERN
     ------------------------------------

     An action was filed against the Company and a former officer alleging interference with contractual negotiations in the potential purchase of a property. A judgment of $19,257 was entered against the Company. On a post-trial motion, the judgment was overturned by the trial court and an order was entered to grant a new trial due to insufficient evidence to support the judgment. The Company has filed appeals. These appeals are expected to be heard early in 2005. Due to the uncertainty of the outcome of the appeals hearings, the Company has been unable to obtain credit, enter into joint ventures or operate in its normal course of business. The Board of Directors is considering various plans for restructuring the Company, however, the Company's ability to continue as a going concern is uncertain and dependent on the outcome of the appeals hearings. No adjustments have been made to the financial statements reflecting this uncertainty.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company had sold substantially all of its oil and gas properties in 1998 to an unrelated party. The Company did retain an interest in two small oil properties and subsequently completed an acquisition of a 25% interest in a Wyoming gas field. In addition, As a result of the decrease in California and Wyoming operations, net cash flow from operating activities decreased from a positive cash flow of approximately $128,000 for the first six months of 2003 to a negative cash flow of approximately $(217,000) for the same period in 2004. The current low level of cash flow is mainly resulting from normal general and administrative costs while the Company continues to review acquisition and merger opportunities.

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

Three and nine months ended September 30, 2003 as compared with the nine months
-------------------------------------------------------------------------------
ended September 30, 2004.
-------------------------

During the three months ended September 30, 2004, the Company recorded oil sales of $55,000 and total revenues of $60,000 compared to the oil sales of $53,000 and total revenues of $329,000 for the comparable period in 2003. The Company recorded oil sales for the first nine months of 2004 of $183,000 and Company total revenues of $193,000 for the nine months ended September 30, 2004 versus recorded oil sales of $145,000 and total revenues of $846,000 for the same period in 2003.

During the three months ended September 30, 2004, the Company Operating expenses were $44,000 compared to $51,000 for the comparable period in 2003. Operating expenses were $202,000 for the nine months ended September 30, 2004 versus $225,000 for the same period in 2003.

During the three months ended September 30, 2004, the Company's general and administrative expenses were $47,000 compared to $117,000 for the same period in 2003. General and administrative expenses decreased to $187,000 for the nine months ended September 30, 2004 compared to $338,000 for the same period in 2003.

During the three months ended September 30, 2004, the Company recorded a net loss of $(31,000) compared to a net income of $158,000, a decrease of $189,000 or 120%. The Company realized a net loss of $(202,000) for the nine months ended September 30, 2004 compared to a net income of $272,000 for the same period in 2003, a decrease of $474,000 or 174%.

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


Wyoming Venture
---------------

In 1999 the Company acquired a 25% working interest in natural gas properties and prospects on approximately 6,000 acres in Sweetwater and Carbon counties, Wyoming. The property included a limited amount of conventional gas production and an extensive coal bed methane gas prospect. As a part of the consideration for the purchase, the Company participated in the cost of drilling two wells. Efforts to increase the production of conventional gas have been disappointing. Test work in the coal beds indicates the presence of substantial gas reserves but the Company and its partners concluded that they did not have the financial resources to develop these reserves and the property was offered for sale. Management has received $134,000 as its share of the proceeds of a sale in May 2003.

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

ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO/CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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